Form 10-Q
period 2006-03-31
Complete Production Services, Inc.
filed 2006-05-15
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 1-32058

Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1503959

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11700 Old Katy Road,
Suite 300
Houston, Texas	77079

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 372-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of May 1, 2006: 70,573,490

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005

	2006	2005
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,065	$11,405
Trade accounts receivable, net	198,929	167,395
Inventory, net	44,846	41,290
Prepaid expenses	23,850	25,404
Other current assets	70	1,992

Total current assets	279,760	247,486
Property, plant and equipment, net	436,596	384,580
Intangible assets, net of accumulated amortization of $2,911 and $2,487, respectively	4,565	4,967
Deferred financing costs, net of accumulated amortization of $225 and $96, respectively	2,094	2,048
Goodwill	336,378	298,297
Other long-term assets	280	275

Total assets	$1,059,673	$937,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,804	$5,953
Accounts payable	63,872	50,693
Accrued liabilities	40,320	40,972
Unearned revenue	5,207	6,407
Notes payable	6,893	14,985
Taxes payable	11,204	1,193

Total current liabilities	133,300	120,203
Long-term debt	562,965	509,990
Deferred income taxes	53,752	54,334
Minority interest	2,664	2,365

Total liabilities	752,681	686,892
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 56,779,460 (2005 — 55,531,510) issued	568	555
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	245,206	220,786
Retained earnings	44,998	16,885
Treasury stock, 35,570 shares at cost	(202)	(202)
Deferred compensation	—	(3,803)
Accumulated other comprehensive income	16,422	16,540

Total stockholders’ equity	306,992	250,761

Total liabilities and stockholders’ equity	$1,059,673	$937,653

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except
	per share data)

Revenue:
Service	$235,119	$131,987
Product	40,617	29,264

	275,736	161,251
Service expenses	135,511	79,670
Product expenses	30,373	22,583
Selling, general and administrative expenses	37,608	21,886
Depreciation and amortization	15,727	9,774

Income before interest, taxes and minority interest	56,517	27,338
Interest expense	10,682	4,015

Income before taxes and minority interest	45,835	23,323
Taxes	17,417	8,356

Income before minority interest	28,418	14,967
Minority interest	305	3,212

Net income	$28,113	$11,755

Earnings per share:
Basic	$0.51	$0.28

Diluted	$0.48	$0.26

Weighted average shares:
Basic	55,601	41,471
Diluted	58,783	45,860
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$28,113	$11,755
Change in cumulative translation adjustment	(118)	(264)

Comprehensive income	$27,995	$11,491

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006 (unaudited)

							Accumulated
			Additional				Other
	Number	Common	Paid-In	Treasury	Retained	Deferred	Comprehensive
	of Shares	Stock	Capital	Stock	Earnings	Compensation	Income	Total
	(In thousands, except share data)
Balance at December 31, 2005	55,531,510	$555	$220,786	$(202)	$16,885	$(3,803)	$16,540	$250,761
Net income	—	—	—	—	28,113	—	—	28,113
Cumulative translation adjustment	—	—	—	—	—	—	(118)	(118)
Issuance of common stock:
Acquisition of Parchman	1,000,000	10	23,490	—	—	—	—	23,500
Acquisition of MGM	164,210	2	3,857	—	—	—	—	3,859
Exercise of stock options	15,474	—	69	—	—	—	—	69
Expense related to employee stock options	—	—	77	—	—	—	—	77
Excess tax benefit from share-based compensation	—	—	109	—	—	—	—	109
Issuance of non-vested restricted stock	—	—	609	—	—	(609)	—	—
Vesting of restricted stock	68,266	1	(1)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	622	—	622
Adoption of SFAS No. 123R	—	—	(3,790)	—	—	3,790	—	—

Balance at March 31, 2006	56,779,460	$568	$245,206	$(202)	$44,998	$—	$16,422	$306,992

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$28,113	$11,755
Items not affecting cash:
Depreciation and amortization	15,727	9,774
Deferred income taxes	2,422	5,514
Minority interest	306	3,212
Excess tax benefit from share-based compensation	(109)	—
Other	1,561	610
Changes in operating assets and liabilities:
Accounts receivable	(30,426)	(35,923)
Inventory	(4,104)	(8,398)
Prepaid expense and other current assets	2,005	(2,705)
Accounts payable	18,240	14,581
Accrued liabilities and other	(2,207)	2,639
Other	(221)	136

	31,307	1,195

Investing activities:
Business acquisitions, net of cash acquired	(18,410)	(10,033)
Additions to property, plant and equipment	(58,882)	(20,117)
Proceeds from disposal of capital assets	1,944	—

	(75,348)	(30,150)

Financing activities:
Issuances of long-term debt	116,295	215,670
Repayments of long-term debt	(63,977)	(178,112)
Net repayments under lines of credit	—	(18,967)
Repayment of notes payable	(7,691)	(779)
Proceeds from issuances of common stock	69	10,000
Repurchase of common stock/warrants	—	(458)
Deferred financing fees	—	(1,543)
Excess tax benefit from share-based compensation	109	—

	44,805	25,811

Effect of exchange rate changes on cash	(104)	(191)

Change in cash and cash equivalents	660	(3,335)
Cash and cash equivalents, beginning of period	11,405	11,547

Cash and cash equivalents, end of period	$12,065	$8,212

Supplemental cash flow information:
Cash paid for interest	$10,429	$3,272
Cash paid for taxes	$5,484	$1,276

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$27,359	$19,065
Non-cash assets as acquisition consideration	$—	$2,899
Debt acquired in acquisition	$534	$750
See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
1. General:
(a) Nature of operations:
     Complete Production Services, Inc. is a provider of specialized services and products focused on developing hydrocarbon reserves, reducing operating costs and enhancing production for oil and gas companies. Complete Production Services, Inc. focuses its operations on basins within North America and manages its operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, western Canada, Mexico and Southeast Asia.
     References to “Complete”, the “Company”, “we”, “our” and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Complete Production Services, Inc. and its consolidated affiliates.
     On September 12, 2005, we completed the combination (“Combination”) of Complete Energy Services, Inc. (“CES”), Integrated Production Services, Inc. (“IPS”) and I.E. Miller Services, Inc. (“IEM”) pursuant to which the CES and IEM shareholders exchanged all of their common stock for common stock of IPS. The Combination was accounted for using the continuity of interests method of accounting, which yields results similar to the pooling of interest method. Subsequent to the Combination, IPS changed its name to Complete Production Services, Inc.
     On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering. See Note 13, Subsequent Events.
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2006 and the statements of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
     In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our estimates, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2005 amounts in order to present these results on a comparable basis with amounts for 2006. These reclassifications had no impact on reported net income.

2. Business combinations:
     (a) Acquisitions During the Quarter Ended March 31, 2006:
          (i) Outpost Office Inc. (“Outpost”):
     On January 3, 2006, we acquired all of the operating assets of Outpost Office Inc., an oilfield equipment rental company based in Grand Junction, Colorado, for $6,542 in cash. The results of operations for Outpost have been included in our accounts and operating results from the date of acquisition. We recorded goodwill of $2,470 resulting from this acquisition, which has been allocated entirely to the completion and production services business segment. The purchase price allocation has not yet been finalized.
     The following table summarizes the preliminary purchase price allocation:

Net assets acquired:
Property, plant and equipment	$4,297
Non-cash working capital	(225)
Goodwill	2,470

Net assets acquired	$6,542

Consideration:
Cash	$6,542

     We believe that the assets acquired in this transaction will supplement our completion and production services business in the Rocky Mountain region.
          (ii) The Rosel Company (“Rosel”):
     On January 25, 2006, we acquired all the equity interests of The Rosel Company, a cased-hole and open-hole electric-line business based in Liberal, Kansas, for approximately $11,854, net of cash acquired and debt assumed. Rosel has operations in Kansas and Oklahoma. The results of operations for Rosel have been included in our accounts and operating results from the date of acquisition. We recorded goodwill of $8,239 resulting from this acquisition, which has been allocated entirely to the completion and production services business segment. The purchase price allocation has not yet been finalized and is subject to a final working capital adjustment.
     The following table summarizes the preliminary purchase price allocation:

Net assets acquired:
Property, plant and equipment	$5,615
Non-cash working capital	379
Goodwill (no tax basis)	8,239
Deferred tax liabilities	(1,845)

Net assets acquired	$12,388

Consideration:
Cash, net of cash and cash equivalents acquired	$11,854
Debt assumed	534

Consideration	$12,388

     We expect this acquisition to extend our presence in the Mid-continent region and enhance our completion and production services business.
     (b) Acquisitions During the Quarter Ended March 31, 2005:
          (i) Parchman Energy Group, Inc. (“Parchman”):
     On February 11, 2005, we acquired all of the common shares of Parchman in a business combination accounted for as a purchase. Parchman performs coiled tubing services, well testing services, snubbing services and wireline services in Louisiana, Texas, Wyoming and Mexico. The results of operations for Parchman were included in our accounts and results of operations from the date of acquisition. In addition, the purchase agreement provided for the issuance of up to 1,000,000 shares of our common stock based upon certain operating results of Parchman in the United States. Effective March 31, 2006, we issued

1,000,000 shares of our common stock pursuant to this provision and recorded goodwill totaling $23,500. Total goodwill for the Parchman acquisition was $46,375 as of March 31, 2006, and has been allocated entirely to the completion and production services business segment. Intangible assets other than goodwill totaled $459 and included customer relationships and patents that are being amortized over a three to five year period. In addition, we awarded 344,664 shares of non-vested restricted common stock to certain former Parchman employees, which will vest over a three-year term. Of these restricted shares, 179,824 shares vested and 6,363 shares were forfeited as of March 31, 2006. We recorded deferred compensation associated with these shares totaling $2,152, net of forfeitures, of which we have recognized expense totaling $1,144, including $166 of net expense for the three months ended March 31, 2006.
     The following table summarizes the Parchman purchase price allocation:

Net assets acquired:
Non-cash working capital	$(963)
Property, plant and equipment	49,975
Intangible assets	459
Goodwill (no tax basis)	46,375
Long-term debt	(32,017)
Deferred income taxes	(8,608)

Net assets acquired	$55,221

Consideration:
Cash, net of cash and cash equivalents acquired	$9,833
Subordinated note	5,000
Issuance of common stock (3,655,336 shares)	40,388

Consideration	$55,221

     The price of our common shares was based on internal calculations of the fair value and consultations with the seller.
          (ii) Premier Integrated Technologies (“Premier”):
     On January 1, 2005, we acquired a 50% interest in Premier in a business combination accounted for as a purchase. Premier provides optimization services in Alberta, British Columbia and Saskatchewan. We have consolidated Premier in our accounts and recorded its operating results from the date of acquisition. We recorded the minority interest ownership as a reduction of net assets. Goodwill of $997 resulted from this acquisition and was allocated entirely to the completion and production services segment.
     The following table summarizes the purchase price allocated to our 50% interest in Premier:

Net assets acquired:
Non-cash working capital	$2,390
Property, plant and equipment	2,164
Goodwill	997
Long-term debt	(750)
Minority interest	(1,902)

Net assets acquired	$2,899

Consideration:
Non-cash working capital	$1,559
Property, plant and equipment	1,340

Consideration	$2,899

     The following table provides pro forma information for Complete for the three months ended March 31, 2006 and 2005, related to the acquisitions of Outpost, Rosel and Parchman, assuming complete acquisition occurred on January 1, 2005:

	Pro Forma Results
	Three Months Ended
	March 31,
	2006	2005
Revenue	$276,551	$170,694
Income before taxes and minority interest	45,989	24,172
Net income	28,207	12,254
Earnings per share:
Basic	$0.51	$0.30

Diluted	$0.48	$0.27

     We calculated the pro forma results for Outpost and Rosel by annualizing results obtained for the period, pro-rated for the quarter, from the date of acquisition through March 31, 2006 and based upon certain management assumptions, including debt service costs computed at an assumed rate of 7% to finance the transaction, net of tax effect calculated at the statutory rate of 35%. For the Parchman transaction, a similar calculation was performed for the period between the date of acquisition and March 31, 2005. Because the operations of Parchman were included in the actual results for the three months ended March 31, 2006, no pro forma adjustment was required during that period related to the Parchman operations.
3. Inventory:

	March 31,	December 31,
	2006	2005
	(unaudited)
Finished goods	$32,174	$30,306
Manufacturing parts and materials	14,657	12,966
Bulk fuel	42	88

	46,873	43,360
Inventory reserves	2,027	2,070

	$44,846	$41,290

4. Accounts receivable:

	March 31,	December 31,
	2006	2005
	(unaudited)
Trade accounts receivable	$188,290	$158,585
Unbilled revenue	11,626	9,636
Notes receivable	159	193
Other receivables	1,142	883

	201,217	169,297
Allowance for doubtful accounts	2,288	1,902

	$198,929	$167,395

5. Property, plant and equipment:

		Accumulated	Net Book
March 31, 2006	Cost	Depreciation	Value
Land	$5,294	$—	$5,294
Building	6,899	673	6,226
Field equipment	412,952	75,314	337,638
Vehicles	50,740	11,158	39,582
Office furniture and computers	6,462	1,629	4,833
Leasehold improvements	4,651	517	4,134
Construction in progress	38,889	—	38,889

	$525,887	$89,291	$436,596

		Accumulated	Net Book
December 31, 2005	Cost	Depreciation	Value
Land	$4,906	$—	$4,906
Building	6,798	609	6,189
Field equipment	376,979	64,272	312,707
Vehicles	37,848	8,692	29,156
Office furniture and computers	5,667	1,374	4,293
Leasehold improvements	4,083	507	3,576
Construction in progress	23,753	—	23,753

	$460,034	$75,454	$384,580

     Construction in progress at March 31, 2006 and December 31, 2005 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases have not yet been placed into service. We have capitalized interest of $69 related to assets we are constructing for internal use and amounts paid to vendors under progress payments for assets being constructed on our behalf.
6. Notes Payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We are amortizing the prepaid asset to expense over the policy term, and expect to incur finance charges totaling $268 as interest expense related to this arrangement over the policy term. Of the total amount financed, $6,893 remains outstanding at March 31, 2006.
7. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
U.S. term loan facility (a)	$417,900	$418,950
U.S. revolving credit facility (a)	113,465	58,096
Canadian revolving credit facility (a)	26,040	27,016
Subordinated seller notes (b)	8,450	8,450
Capital leases and other	2,914	3,431

	568,769	515,943
Less: current maturities of long-term debt and capital leases	(5,804)	(5,953)

	$562,965	$509,990

(a)	Concurrent with the consummation of the Combination on September 12, 2005, we entered into a syndicated senior secured credit facility (the “Credit Facility”) pursuant to which all bank debt held by IPS, CES and IEM was repaid and replaced with the proceeds from the Credit Facility. The Credit Facility was comprised of a $420,000 term loan credit facility that will mature in September 2012, a U.S. revolving credit facility of $130,000 that will mature in September 2010, and a Canadian revolving credit facility of $30,000 that will mature in September 2010. Interest on the Credit Facility was to be determined by reference to the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.75% (depending on the ratio of total debt to EBITDA, as defined in the agreement) for revolving advances and a margin of 2.75% for term loan advances. Interest on advances under the Canadian revolving facility was to be calculated at the Canadian

Prime Rate plus a margin of 0.25% to 1.75%. Quarterly principal repayments of 0.25% of the original principal amount are required for the term loans, which commenced in December 2005. The Credit Facility contains covenants restricting the levels of certain transactions including: entering into certain loans, the granting of certain liens, capital expenditures, acquisitions, distributions to stockholders, certain asset dispositions and operating leases. The Credit Facility is secured by substantially all of our assets.

On March 29, 2006, our lenders amended and restated the Credit Facility to provide for, among other things: (1) an increase in the amount of the U.S. revolving credit facility to $170,000 from $130,000; (2) an increase in the level of capital expenditures permitted under the agreement for the years ended December 31, 2006 and 2007; (3) a waiver of the requirement to prepay up to $50,000 of term debt using the first $100,000 of proceeds from an equity offering in 2006; and (4) a reduction in the Eurocurrency margin on the term loan to LIBOR plus 2.50%. In addition, at any time prior to the maturity of the facility, and as long as no default or event of default has occurred (and is continuing), we have the right to increase the aggregate commitments under the amended Credit Facility by a total of up to $150,000, subject to receiving commitments from one or more lenders totaling this amount.

We were in compliance with all debt covenants under the amended Credit Facility as of March 31, 2006. Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.28% as of March 31, 2006, while borrowings under the U.S. revolving credit facility and Canadian revolving credit facility bore interest at a weighted average rate of 7.37% and 6.75%, respectively. For the three months ended March 31, 2006, the weighted average interest rate on average borrowings under the amended Credit Facility was approximately 7.27%. In addition, there were letters of credit outstanding which totaled $10,307 under the U.S. revolving portion of the facility that further reduced the available borrowing capacity as of March 31, 2006. We incurred fees of 2.25% to 2.50% of the total amount outstanding under letter of credit arrangements as of March 31, 2006.

(b)	On February 11, 2005, we issued subordinated notes totaling $5,000 to certain sellers of Parchman common shares in connection with the acquisition of Parchman. These notes are unsecured, subordinated to all present and future senior debt and bear interest at 6.0% during the first three years of the note, 8.0% during year four and 10.0% thereafter. The notes mature on the earliest of February 11, 2010 or ten days after an initial public offering or change of control. At our option, we may repay the notes at any time so long as such payment does not result in an event of default under any loan agreement. These subordinated notes were recorded as long-term debt at March 31, 2006. See Note 13, Subsequent Events.

We issued subordinated seller notes totaling $3,450 in 2004 related to certain business acquisitions. These notes bear interest at 6% and mature in March 2009.
8. Stockholders’ equity:
(a) Stock-based Compensation:
     We maintain each of the option plans previously maintained by IPS, CES and IEM. Under the three option plans, stock-based compensation could be granted to employees, officers and directors to purchase up to 2,540,485 common shares, 1,876,806 common shares (increased to 3,003,463 during 2005) and 986,216 common shares, respectively. The exercise price of each option is based on the fair value of the individual company’s stock at the date of grant. Options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date.
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006. This pronouncement requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value.

(i)	Employee Stock Options Granted Prior to September 30, 2005:

As required by SFAS No. 123R, we continue to account for stock-based compensation for grants made prior to September 30, 2005, the date of our initial filing with the Securities and Exchange Commission, using the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25, whereby no compensation expense is recognized for stock-based compensation grants that have an exercise price equal to the fair value of the stock on the date of grant.

(ii)	Employee Stock Options Granted Between October 1, 2005 and December 31, 2005:

For grants of stock-based compensation between October 1, 2005 and December 31, 2005 (prior to adoption of SFAS No. 123R), we have utilized the modified prospective transition method to record expense associated with these stock-based compensation instruments. Under this transition method, we did not record compensation expense associated with these stock option grants during the period October 1, 2005 through December 31, 2005, but will provide pro forma disclosure, as appropriate. Beginning January 1, 2006, upon adoption of SFAS No. 123R, we began to recognize expense related to these option grants over the applicable vesting period. For the three months ended March 31, 2006, we recognized expense totaling $77 related to these grants that resulted in a reduction of net income before taxes and minority interest of $77 and a reduction of net income of $50, with no impact on basic and diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards is $843 as of March 31, 2006 and will be recognized over a three-year vesting period.

During the period October 1, 2005 through December 31, 2005, we estimated the fair value of stock-based compensation using a risk free interest rate ranging from 4.23% to 4.47% and an expected life of 4.5 years. The weighted average fair value of options granted during this period was $2.05 per share.

(iii)	Employee Stock Options Granted On or After January 1, 2006:

For grants of stock-based compensation on or after January 1, 2006, we will apply the prospective transition method under SFAS No. 123R, whereby we will recognize expense associated with new awards of stock-based compensation ratably, as determined using a Black-Scholes pricing model, over the expected term of the award. No grants of employee stock options were awarded during the three months ended March 31, 2006.
     The following tables provide a roll forward of stock options from December 31, 2005 to March 31, 2006 and a summary of stock options outstanding by exercise price range at March 31, 2006:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2005	3,512,444	$5.42
Exercised	(15,474)	4.48

Cancelled	(44,126)	4.60

Balance at March 31, 2006	3,452,844	$5.44

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	March 31,	Remaining	Exercise	March 31,	Exercise
Range of Exercise Price	2006	Life (months)	Price	2006	Price
$2.00 - 2.20	763,156	37	$2.04	304,443	$2.06
$3.94	55,014	8	3.94	55,014	3.94
$4.48 - 4.80	1,309,455	38	4.67	519,362	4.57
$5.00	213,776	45	5.00	67,025	5.00
$6.69	630,175	108	6.69	—	—
$11.66	481,268	114	11.66	—	—

	3,452,844	61	$5.44	945,844	$3.75

     The total intrinsic value of the stock options exercised during the three months ended March 31, 2006 was $294. The total intrinsic value of all vested outstanding stock options at March 31, 2006 was $18,680.

(b) Amended and Restated 2001 Stock Incentive Plan:
     On March 28, 2006, our Board of Directors approved an amendment to the 2001 Stock Incentive Plan which increased the maximum number of shares issuable under the plan to 4,500,000 from 2,540,485, pursuant to which we could grant up to 1,959,515 additional shares of stock-based compensation to our directors, officers and employees. On April 12, 2006, stockholders owning more than a majority of the shares of our common stock adopted the amendment to the 2001 Stock Incentive Plan. See Note 13, Subsequent Events.
(c) Non-vested Restricted Stock:
     At March 31, 2006, in accordance with SFAS No. 123R, we no longer present deferred compensation as a contra-equity account, but rather have presented the amortization of non-vested restricted stock as an increase in additional paid-in capital. At March 31, 2006, amounts not yet recognized related to non-vested stock totaled $3,790, which represents the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans. Of this amount, $609 related to grants made during the three months ended March 31, 2006 pursuant to the terms of 2004 acquisition agreements. Compensation expense associated with these grants of non-vested stock is determined as the fair value of the shares on the date of grant, and recognized ratably over the applicable vesting period. At December 31, 2005, we presented this unrecognized amortization as a contra-equity account called “Deferred Compensation” totaling $3,803.
     The following table presents the change in our outstanding non-vested stock from December 31, 2005 to March 31, 2006:

	Nonvested Restricted Stock
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2005	786,170	$5.74
Granted	25,903	23.50

Vested	(76,480)	6.03
Forfeited	(6,365)	6.36

Balance at March 31, 2006	729,230	$6.33

(d) Common Shares Issued for Acquisitions:
     Consistent with the Parchman and MGM acquisition agreements entered into in February 2005 and December 2004, respectively, we have issued 1,000,000 shares and 164,210 shares, respectively, to the former owners of these companies as of March 31, 2006, based upon our operating results. As a result of these issuances, we recorded common stock and additional paid-in capital totaling $27,359 on March 31, 2006, with a corresponding increase in goodwill.
9. Earnings per Share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock, contingent shares, stock warrants and convertible debentures, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited, in thousands)
Weighted average basic common shares outstanding	55,601	41,471
Effect of dilutive securities:
Employee stock options	1,652	319
Non-vested restricted stock	293	397
Contingent shares (a)	1,237	—
Stock warrants (b)	—	3,673

Weighted average diluted common and potential common shares outstanding	58,783	45,860

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, the actual shares earned was calculated and issued totaling 1,214 shares.

(b)	All outstanding stock warrants were exercised or cancelled as of September 12, 2005, the date of the Combination.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the three months ended March 31, 2005. If these potential common shares were included, the impact would have been a decrease in weighted average shares outstanding of 262,772 shares, or diluted weighted average shares of 45,597,523 shares, with no impact on earnings per share as disclosed. There were no anti-dilutive securities outstanding during the three months ended March 31, 2006.
10. Segment information:
     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income before interest expense, taxes, depreciation and amortization and minority interest (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of March 31, 2006. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Three Months Ended March 31, 2006
Revenue from external customers	$192,021	$44,030	$39,685	$—	$275,736
EBITDA, as defined	$54,609	$16,020	$5,547	$(3,932)	$72,244
Depreciation and amortization	$12,834	$2,018	$503	$372	$15,727

Operating income (loss)	$41,775	$14,002	$5,044	$(4,304)	$56,517
Capital expenditures	$39,603	$12,716	$4,194	$2,369	$58,882

As of March 31, 2006
Segment assets	$795,296	$153,406	$101,322	$9,649	$1,059,673

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Three Months Ended March 31, 2005
Revenue from external customers	$105,393	$26,594	$29,264	$—	$161,251
EBITDA, as defined	$26,109	$7,872	$3,937	$(806)	$37,112
Depreciation and amortization	$8,167	$1,215	$376	$16	$9,774

Operating income (loss)	$17,942	$6,657	$3,561	$(822)	$27,338
Capital expenditures	$15,637	$3,883	$311	$286	$20,117

As of December 31, 2005
Segment assets	$706,135	$137,556	$74,344	$19,618	$937,653
     The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2006:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2005	$247,792	$33,827	$16,678	$298,297
Acquisitions	10,709	—	—	10,709
Stock issued in accordance with earn-out provisions of purchase agreements	27,359	—	—	27,359
Contingency adjustment and other	68	—	—	68
Foreign currency translation	(50)	—	(5)	(55)

Balance at March 31, 2006	$285,878	$33.827	$16,673	$336,378

11. Legal Matters and Contingencies:
     We operate in a dangerous environment. In the normal course of our business, we are party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of businesses.
     Although we cannot know the outcome of pending legal proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
12. Recent accounting pronouncements:
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. SFAS No. 154 does not change the previously issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006, and will apply its provisions, as applicable, to future reporting periods.
13. Subsequent events:
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in our initial public offering. These shares were offered to the public at $24.00 per share, and we recorded proceeds of approximately $292,500 after underwriter fees. In addition, we have incurred approximately $3,350 of transaction costs associated with the issuance that will be netted against the proceeds of the offering. Our stock began trading on the New York Stock Exchange on April 21, 2006. We used approximately $127,500 of the proceeds from this offering to retire principal and interest outstanding under the U.S. revolving credit facility as of April 26, 2006. The remaining funds, totaling approximately $165,000 prior to repayment of transaction costs, were invested in tax-free municipal bonds and financial instruments. We plan to use these funds to pursue acquisition opportunities, invest in capital equipment and for other general corporate purposes.
The following table summarizes the pro forma impact of our initial public offering on earnings per share for the three months ended March 31, 2006 and 2005, assuming the 13,000,000 shares had been issued on January 1, 2005. No pro forma adjustments have been made to net income as reported.

	Three Months Ended
	March 31,
	2006	2005
Net income as reported	$28,113	$11,755
Basic earnings per share:
As reported	$0.51	$0.28

Pro forma	$0.41	$0.22

Diluted earnings per share:
As reported	$0.48	$0.26

Pro forma	$0.39	$0.20

     In accordance with the subordinated notes issued in conjunction with the Parchman acquisition in February 2005, we have an obligation to repay $5,000 of principal and all accrued interest under these subordinated notes within 10 days of finalizing an initial public offering. Therefore, this obligation, which was recorded as long-term at March 31, 2006, became a current obligation in May 2006. This obligation was satisfied on May 5, 2006 when we repaid the principal and accrued interest related to these notes.
     On April 21, 2006, our Board of Directors authorized the grant of 835,200 employee stock options and 64,800 non-vested restricted shares to our officers, directors and employees. The stock options have an exercise price of $24.00 and vest ratably over a three-year term at 33 1/3% per year. The fair value of this stock-based compensation will be determined by applying the provisions of SFAS No.123R, and compensation expense will be recognized accordingly over the vesting period. The non-vested restricted shares were granted at fair value on the date of grant, or $24.00 per share, for which we may recognize compensation expense totaling $1,555 over the three-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
     References to “Complete”, the “Company”, “we”, “our” and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Complete Production Services, Inc. and its consolidated affiliates.
Overview
     We are a leading provider of specialized services and products focused on helping oil and gas companies develop hydrocarbon reserves, reduce operating costs and enhance production. We focus on basins within North America that we believe have attractive long-term potential for growth, and we deliver targeted, value-added services and products required by our customers within each specific basin. We believe our range of services and products positions us to meet the many needs of our customers at the wellsite, from drilling and completion through production and eventual abandonment. We manage our operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, western Canada and Mexico.
     On September 12, 2005, we completed the combination (“Combination”) of Complete Energy Services, Inc. (“CES”), Integrated Production Services, Inc. (“IPS”) and I.E. Miller Services, Inc. (“IEM”) pursuant to which the CES and IEM shareholders exchanged all of their common stock for common stock of IPS. The Combination was accounted for using the continuity of interests method of accounting, which yields results similar to the pooling of interest method. Subsequent to the Combination, IPS changed its name to Complete Production Services, Inc.
     On April 26, 2006, we completed our initial public offering and our common stock is currently trading on the New York Stock Exchange under the symbol “CPX”.
     We operate in three business segments:
•	Completion and Production Services. Our completion and production services segment includes: (1) intervention services, which require the use of specialized equipment, such as coiled tubing units, pressure pumping units, nitrogen units, well service rigs and snubbing units, to perform various wellbore services, (2) downhole and wellsite services, such as wireline, production optimization, production testing and rental and fishing services, and (3) fluid handling services that are used to move, store and dispose of fluids that are involved in the development and production of oil and gas reservoirs.

•	Drilling Services. Through our drilling services segment, we provide land drilling, specialized rig logistics and site preparation for oil and gas exploration and production companies.

•	Product Sales. Through our product sales segment, we sell oil and gas field equipment, including completion, flow control and artificial lift equipment, as well as tubular goods.
     Substantially all service and rental revenue we earn is based upon a charge for a period of time (an hour,

a day, a week) for the actual period of time the service or rental is provided to our customer. Product sales are recorded when the actual sale occurs and title or ownership passes to the customer.
General
     The primary factor influencing demand for our services and products is the level of drilling, completion and maintenance activity of our customers, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling, completion and maintenance budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices. During the first quarter of 2006, oil and gas commodity prices increased due to worldwide demand for energy and other global and domestic economic factors. The price of a barrel of crude oil reached an all-time high in March 2006, and continued to increase in April 2006, and natural gas commodity prices remained at historically high levels.
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,
Operating rig counts:	2006	2005
United States	1,521	1,283
Canada	665	521
Gulf of Mexico	78	95

Total North America	2,264	1,899

     We continue to evaluate demand for our services and are currently investing in equipment to place more equipment into service to meet customer demand.
Outlook
     Our growth strategy includes a focus on internal growth in our current basins by increasing current equipment utilization, adding additional like kind equipment and expanding service and product offerings. In addition, we identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $18.4 million to acquire two companies during the quarter ended March 31, 2006 (see “Acquisitions”).
     During the quarter ended March 31, 2006, we invested $58.9 million in equipment additions and other capital expenditures, and expect to invest approximately $200.0 million for this purpose during the twelve months ended December 31, 2006. For the trailing twelve months ended March 31, 2006, our capital expenditures have exceeded $165.0 million, the majority of which related to growth capital. Due to the timing of project completion and placing projects into service, we do not believe that we have yet realized the full benefit of this growth capital in our historical operating results, and therefore we expect continued revenue growth throughout 2006 and into the future associated with this and future capital investments.
     We expect to continue to invest in equipment and to evaluate complementary acquisition targets. We expect North American oilfield activity levels to remain high, especially in the Rocky Mountain region, Barnett Shale of north Texas, Anadarko basin in the Mid-continent region, and Fayetteville Shale in Arkansas (a new basin we entered in late 2005 with the strategic acquisition of Big Mac). The outlook for 2006 remains positive from an activity and pricing perspective. However, we generally experience a decline in sales in Canada, and, to a lesser extent, in the Rocky Mountain region during the second quarter of each year due to seasonality, as weather conditions make oil and gas operations in these regions difficult during this period.
Acquisitions
•	Outpost. On January 3, 2006, we acquired substantially all of the operating assets of Outpost Office Inc., an oilfield equipment rental company in Grand Junction, Colorado, for $6,542 in cash. We believe that the assets acquired in this transaction will supplement our completion and production services business in the Rocky Mountain region. We recorded goodwill of $2,470 resulting from this acquisition, which has been allocated entirely to the completion and production services business segment.

•	Rosel. On January 25, 2006, we acquired all the equity interests of The Rosel Company, a cased-hole and open-hole electric-line business based in Liberal, Kansas, for approximately $11.9 million in cash, net of cash acquired and debt assumed. The Rosel Company has operations in Kansas and Oklahoma. We expect this acquisition to extend our presence in the Mid-continent region and enhance our completion and production services business. We recorded goodwill of $8,239 resulting from this acquisition, which has been allocated entirely to the completion and production services business segment.
     We have accounted for these acquisitions using the purchase method of accounting, whereby the purchase price is allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs with the excess to goodwill. Results of operations related to each of the acquired companies have been included in our combined operations as of the date of acquisition.
Critical Accounting Policies and Estimates
     The preparation of our combined financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our prospectus filed on April 20, 2006 pursuant to Rule 424(b) of the Securities Act of 1933. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2006, except that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006, which impacted our accounting treatment of employee stock options. As required by SFAS No. 123R, we continue to account for stock-based compensation for grants made prior to September 30, 2005, the date of our initial filing with the Securities and Exchange Commission, using the minimum value method prescribed by Accounting Principles Board (“APB”) No. 25, whereby no compensation expense is recognized for stock-based compensation grants that have an exercise price equal to the fair value of the stock on the date of grant. However, for grants of stock-based compensation between October 1, 2005 and December 31, 2005 (prior to adoption of SFAS No. 123R), we have utilized the modified prospective transition method to record expense associated with these stock-based compensation instruments. Under this transition method, we did not record compensation expense associated with these stock option grants during the period October 1, 2005 through December 31, 2005, but will provide pro forma disclosure of this expense as appropriate. However, we will recognize expense related to these grants over the remaining vesting period, based upon a calculated fair value. For grants of stock-based compensation on or after January 1, 2006, we will apply the prospective transition method under SFAS No. 123R, whereby we will recognize expense associated with new awards of stock-based compensation, as determined using a Black-Scholes pricing model over the expected term of the award. No grants of employee stock options were awarded during the three months ended March 31, 2006.

Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2006/	2006/
	3/31/06	3/31/05	2005	2005
Revenue:
Completion and production services	$192,021	$105,393	$86,628	82%
Drilling services	44,030	26,594	17,436	66%
Product sales	39,685	29,264	10,421	36%

Total	$275,736	$161,251	$114,485	71%

EBITDA:
Completion and production services	$54,609	$26,109	$28,500	109%
Drilling services	16,020	7,872	8,148	104%
Product sales	5,547	3,937	1,610	41%
Corporate	(3,932)	(806)	(3,126)	388%

Total	$72,244	$37,112	$35,132	95%

“Corporate” includes amounts related to corporate personnel costs and other general expenses.
“EBITDA” consists of net income (loss) before interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters ended March 31, 2006 and 2005 to the most comparable GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product	`
Three Months Ended March 31, 2006	Services	Services	Sales	Corporate	Total
EBITDA, as defined	$54,609	$16,020	$5,547	$(3,932)	$72,244
Depreciation and amortization	$12,834	$2,018	$503	$372	$15,727

Operating income (loss)	$41,775	$14,002	$5,044	$(4,304)	$56,517

		Drilling	Product
Three Months Ended March 31, 2005	C&PS	Services	Sales	Corporate	Total
EBITDA, as defined	$26,109	$7,872	$3,937	$(806)	$37,112
Depreciation and amortization	$8,167	$1,215	$376	$16	$9,774

Operating income (loss)	$17,942	$6,657	$3,561	$(822)	$27,338

     Our revenue and EBITDA results for the indicated periods generally increased due to the contribution of companies acquired and an increase in oilfield activity in North America as a result of higher commodity prices throughout the applicable periods.
     Below is a more detailed discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005 (Unaudited)
Revenue
     Revenue for the quarter ended March 31, 2006 increased by 71%, or $114.5 million, to $275.7 million from $161.3 million for the quarter ended March 31, 2005. This increase by segment was as follows:
•	Completion and Production Services. Segment revenue increased $86.6 million resulting primarily from: (1) strong activity levels; (2) investment in acquisitions during 2005, as well as two additional acquisitions in 2006; (3) an incremental increase in revenues earned as a result of additional capital investment in the well servicing, rental and fluid-handling businesses; and (4) an improved pricing environment for our services and products.

•	Drilling Services. Segment revenue increased $17.4 million, primarily due to: (1) higher utilization of our drilling equipment; (2) more favorable pricing; (3) continued capital investment in our Barnett Shale-focused drilling business during the first quarter of 2006; and (4) investment in drilling logistics equipment used throughout our service areas.
•	Product Sales. Segment revenue increased $10.4 million, fueled by an incremental increase in supply store sales as a result of the acquisition of two new supply stores in late 2005, and the opening of several other supply stores during 2005, as well as increased product sales in Southeast Asia. The increase in product sales reflects the general increase in oilfield activity throughout 2005 and into 2006.
Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased 62%, or $63.6 million, for the quarter ended March 31, 2006 to $165.9 million from $102.3 million for the quarter ended March 31, 2005. As a percentage of revenues, service and product expenses were 60% for the first quarter of 2006 compared to 63% for the first quarter of 2005. The decline in service and product expenses as a percentage of revenue reflected a favorable mix of services and products and improved prices, as more revenue was earned in 2006 from higher margin services in the United States, and increasing customer demand for our services. By segment, service and product expenses as a percentage of revenues for the quarters ended March 31, 2006 and 2005 were 59% and 61%, respectively, for the completion and production services segment; 53% and 58%, respectively, for the drilling services segment; and 73% and 77%, respectively, for the product sales segment. We experienced more pricing improvement in our drilling segment compared to the other two segments for the first quarter of 2006 compared to the first quarter of 2005, and therefore the margin improvement for the drilling segment increased in greater proportion than the other two segments.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased 72%, or $15.7 million, for the quarter ended March 31, 2006 to $37.6 million from $21.9 million during the quarter ended March 31, 2005. This increase was primarily due to acquisitions, which provided additional headcount and general expenses. In addition, as a result of the Combination, we employed more corporate officers and key members of management at our corporate office, incurred consulting costs associated with information technology and Sarbanes-Oxley projects, incurred additional outside accounting fees associated with audits of subsidiaries, recorded higher costs related to amortization of non-vested restricted stock and began expensing costs associated with employee stock options during the first quarter of 2006 in compliance with SFAS No. 123R, adopted on January 1, 2006. As a percentage of revenues, selling, general and administrative expense was approximately 14% for each of the quarters ended March 31, 2006 and 2005.
Depreciation and Amortization
     Depreciation and amortization expense increased 61%, or $6.0 million to $15.7 million for the quarter ended March 31, 2006 from $9.8 million for the quarter ended March 31, 2005. The increase in depreciation and amortization expense was the result of placing into service equipment purchased during the trailing twelve months ended March 31, 2006 which totaled approximately $165.0 million, as well as depreciation and amortization expense associated with acquired businesses during this period. As a percentage of revenue, depreciation and amortization expense was 6% for each of the quarters ended March 31, 2006 and 2005.
Interest Expense
     Interest expense was $10.7 million for the quarter ended March 31, 2006 compared to $4.0 million for the quarter ended March 31, 2005. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, as we entered into a credit facility in association with the Combination, which included borrowings of approximately $146.9 million to fund a dividend to stockholders of record after the closing of the Combination on September 12, 2005. Additional borrowings under our debt facilities were used to fund acquisitions and for investment in capital expenditures. The weighted-average interest rate of borrowings outstanding at March 31, 2006 and 2005 was approximately

7% and 6%, respectively. The increase in the borrowing rate was due to higher borrowings under variable interest rate facilities and a general increase in LIBOR and the U.S. prime interest rate throughout 2005 and into 2006.
Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.
     Tax expense was 38.0% and 35.8% of pretax income for the quarters ended March 31, 2006 and 2005, respectively, reflecting the composition of earnings in domestic versus foreign tax jurisdictions.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our coiled tubing, wireline and production testing fleets, building new drilling rigs, increasing and replacing rental tool and well service rigs and snubbing units, and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of equity securities, primarily associated with acquisitions.
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in an initial public offering at an initial offering price to the public of $24.00 per share, which provided proceeds of approximately $292.5 million after underwriter’s fees. We used these funds to retire principal and interest outstanding on our U.S. revolving credit facility on April 26, 2006 totaling approximately $127.5 million, to pay transaction costs of approximately $3.4 million and invested the remaining funds in tax-free municipal bonds and financial instruments.
     We anticipate that we will rely on cash generated from operations, proceeds from our initial public offering, borrowings under our revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. We believe that our operating cash flows and borrowings under our revolving credit facility will be sufficient to fund our operations for the next twelve months. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash flows provided by (used in):
Operating activities	$31,307	$1,195
Financing activities	44,805	25,811
Investing activities	(75,348)	(30,150)
     Net cash provided by operating activities increased $30.1 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2005 and into the first quarter of 2006 as demand for our services grew, resulting in more billable hours and more favorable billing rates, while we continued to expand our current business and enter new markets through acquisitions (Fayetteville Shale entry in late 2005) and capital investment. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash provided by financing activities increased $19.0 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. During the first quarter of 2006, we borrowed additional funds under our U.S. revolving credit facility to fund acquisitions totaling $18.4 million and to invest in capital expenditures totaling $58.9 million. For the first quarter of 2005, our primary acquisition was Parchman, which required only $9.8 million of cash, and the issuance of our common stock. Our long-term debt balances, including current maturities, were $568.8 million and $272.8 million at March 31, 2006 and 2005, respectively.
     Net cash used in investing activities increased by $45.2 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, and related primarily to an incremental increase in funds used for acquisitions and capital expenditures of $8.4 million and $38.8 million, respectively, during the first quarter of 2006, partially offset by proceeds from the sale of fixed assets totaling $1.9 million. Significant capital equipment expenditures in 2006 included drilling rigs, well services rigs, fluid-handling equipment, rental equipment and coiled tubing equipment.
Dividends
     We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our current term loan and revolving debt facility, as amended on March 29, 2006, contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness
     On March 29, 2006, we amended and restated our existing senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provides for a $170.0 million U.S. revolving credit facility that will mature in 2010, a $30.0 million Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our subsidiaries, as the borrower thereof) that will mature in 2010 and a $419.0 million term loan credit facility that will mature in 2012. Subject to certain limitations, we have the ability to increase the commitment up to an aggregate amount of $150.0 million upon receiving commitments from one or more of our lenders totaling the amount of the increase, and/or decrease or reallocate the commitments under the various aforementioned credit facilities. In addition, certain portions of the credit facilities are available to be borrowed in U.S. Dollars, Canadian Dollars, Pounds Sterling, Euros and other currencies approved by the lenders.
     Subject to certain limitations, we have the ability to elect how interest under the Credit Agreement will be computed. Interest under the Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 1.25% and 2.75% per annum (with the applicable margin depending upon our ratio of total debt to EBITDA (as defined below)) for revolving advances and 2.5% for term advances, or (2) the Canadian Base Rate (i.e., the higher of the Canadian bank’s prime rate or the CDOR rate plus 1.0%), in the case of Canadian loans or the greater of the prime rate and the federal funds rate plus 0.5%, in the case of U.S. loans, plus an applicable margin between 0.25% and 1.75% per annum for revolving advances and 1.5% for term advances. If an event of default exists under the Credit Agreement, advances will bear interest at the then-applicable rate plus 2%. Interest is payable quarterly for base rate loans and at the end of applicable interest periods for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions.
     Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness with certain exceptions, including purchase money indebtedness and indebtedness related to capital leases not to exceed 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests), unsecured indebtedness of less than $300.0 million that is due at least six months past the maturity date for the term loan under the Credit Agreement, and indebtedness qualifying as permitted subordinated debt (e.g., certain existing promissory notes issued as consideration in some of our previous acquisitions).

     The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter):
•	total debt to EBITDA (generally, consolidated net income plus interest expense, taxes, depreciation, amortization and other non-cash charges) of not more than 4.25 to 1.0 through September 30, 2006, 4.00 to 1.0 from December 31, 2006 through September 30, 2007, and 3.75 to 1.0 thereafter;

•	total senior secured debt to EBITDA of not more than 3.75 to 1.0 through March 31, 2006, 3.5 to 1.0 from June 30, 2006 through September 30, 2006, 3.25 to 1.0 from December 31, 2006 to September 30, 2007, 3.00 to 1.0 from December 31, 2007 through September 30, 2008, and 2.50 to 1.0 thereafter; and

•	EBITDA to total interest expense of not less than 3.0 to 1.0.
     Concurrently with the completion of the Combination, we borrowed approximately $450.0 million under the Credit Agreement as of the closing of the Combination to: (i) finance the Combination (including the payment of the Dividend) and (ii) repay in full indebtedness outstanding under our previous credit agreements. Future borrowings under the revolving credit facilities under the Credit Agreement are available for working capital and general corporate purposes. The revolving facilities under the Credit Agreement may be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Agreement, including certain financial covenants, but the term credit facility under the Credit Agreement may not be reborrowed once repaid. The Credit Agreement provides for repayment of the principal of the term facility in quarterly installments each equal to $1.1 million and payable on each March 31, June 30, September 30 and December 31, commencing March 31, 2006. The required principal payment of $1.1 million was made as of March 31, 2006.
     Under the Credit Agreement, we are permitted to prepay certain of our borrowings. In addition, the Credit Agreement requires us to make prepayments in following situations:
•	If the outstanding borrowings made under the U.S. revolver exceed the aggregate U.S. revolver commitments (the amounts the applicable lenders have agreed to loan to us), or if the outstanding borrowings made under the Canadian revolver exceed the aggregate Canadian revolver commitments, then we must prepay the excess amount(s), as applicable;

•	Beginning on March 31, 2007, if our total debt to EBITDA ratio exceeds 3.0 to 1.0 as of the preceding December 31, we must prepay a portion of the outstanding balances on the term debt, the U.S. revolver and the Canadian revolver in an aggregate amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) calculated as of the immediately preceding December 31;

•	We must make prepayments in the amount by which net condemnation or insurance proceeds in respect of assets received during any fiscal year exceed $3.0 million if these proceeds are not used to repair or replace (or have not been contractually committed to repair or replace) these assets within 365 days after the underlying or condemnation casualty event. However, if an event of default (as defined below) has occurred and is continuing, we are required to prepay 100% of the proceeds not used as described in the previous sentence;

•	If there are outstanding borrowings under our term loan and we receive net proceeds for the sale of any debt (other than our permitted debt) that along with the net proceeds from the issuance of other debt exceed $5.0 million during any fiscal year, then we must prepay 50% of the excess amount;

•	If we receive net proceeds for the sale or issuance of equity, subject to certain exceptions, that exceed $50.0 million during any fiscal year commencing with fiscal year 2007, then we must prepay 50% of the excess amount up to a maximum prepayment of $50.0 million in any given fiscal year;

•	If any of our outstanding borrowings under our U.S. revolving credit facility are denominated in a foreign currency that ceases to be an accepted currency under the Credit Agreement, then we must prepay these borrowings or convert the applicable advances into U.S. Dollars; or

•	Upon a commitment increase, we must prepay U.S. revolving advances and Canadian advances to the extent necessary to maintain the outstanding advances ratably among the lenders based upon the applicable percentage arising from the commitment increase.
     All of the obligations under the U.S. portion of the Credit Agreement are secured by first priority liens on substantially all of the assets of our U.S. subsidiaries as well as a pledge of approximately 66% of the stock of our first-tier foreign subsidiaries. Additionally, all of the obligations under the U.S. portion of the Credit Agreement are guaranteed by substantially all of our U.S. subsidiaries. All of the obligations under the Canadian portions of the Credit Agreement are secured by first priority liens on substantially all of the assets of our subsidiaries. Additionally, all of the obligations under the Canadian portions of the Credit Agreement are guaranteed by us as well as certain of our subsidiaries.
     If an event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. While an event of default is continuing, advances will bear interest at the then-applicable rate plus 2%. Each of the following is an event of default:
•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	breach of representations in the Credit Agreement or other loan documents;

•	failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default by us and any of our subsidiaries on the payment of any other indebtedness in excess of $10.0 million in the aggregate, any other event or condition shall occur or exist with respect to such indebtedness beyond the applicable grace period if the effect of such event or condition is to permit or cause the acceleration of the indebtedness, or such indebtedness shall be declared due and payable prior to its scheduled maturity;

•	bankruptcy or insolvency events involving us or our subsidiaries;

•	the entry of one or more adverse judgments in excess of $10.0 million in the aggregate (excluding applicable insurance proceeds) against which enforcement proceedings are brought or that are not stayed pending appeal;

•	the occurrence of certain termination or withdrawal events with respect to an employee benefit plan that causes or could reasonably be expected to cause a liability exceeding $10.0 million; and

•	the occurrence of a change of control (as defined in the Credit Agreement).
     We were in compliance with all debt covenants under the amended Credit Facility at March 31, 2006. Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.28% March 31, 2006, while borrowings under the U.S. revolving credit facility and Canadian revolving credit facility bore interest at a weighted average rate of 7.37% and 6.75%, respectively. For the three months ended March 31, 2006, the weighted average interest rate on borrowings under the amended Credit Facility was approximately 7.27%. In addition, there were letters of credit outstanding which totaled $10.3 million under the U.S. revolving portion of the facility that further reduced the available borrowing capacity at December 31, 2005. We incurred fees of 2.25% to 2.50% of the total amount outstanding under letter of credit arrangements as of March 31, 2006.

     In accordance with the subordinated notes issued in conjunction with the Parchman acquisition in February 2005, we repaid $5.0 million of principal and all accrued interest under these subordinated notes on May 5, 2006.
Other Arrangements
     We have entered into two separate agreements with customers of our contract drilling operation in north Texas whereby the customers have advanced funds to us and we have agreed to provide drilling services in the future to these customers. Payments received in 2005 totaled $7.4 million. The drilling rigs were completed and placed into service in October 2005 and January 2006. Revenue is being recognized over the agreed service contract. The unearned revenue related to these contracts at March 31, 2006 totaled $5.2 million and has been recorded as a liability on the accompanying consolidated balance sheet. We expect to recognize all revenues under these contracts prior to December 31, 2006. Revenue will only be recorded as it is earned.
Outstanding Debt and Operating Lease Commitments
     Our contractual commitments have not changed materially since December 31, 2005, except for additional borrowings under our U.S. revolving credit facility to fund acquisitions and capital expenditures as of March 31, 2006. These borrowings were repaid in April 2006 with the proceeds of our initial public offering, as noted.
Off-Balance Sheet Arrangements
     In accordance with the Parchman and MGM Well Services Inc. (“MGM”) acquisition agreements entered into in February 2005 and December 2004, respectively, we have issued 1,000,000 shares and 164,210 shares, respectively, to the former owners of these companies as of March 31, 2006, based upon our operating results. As a result of these issuances, we recorded common stock and additional paid-in capital totaling $27.4 million on March 31, 2006, with a corresponding increase in goodwill.
     At December 31, 2005, we accrued an additional $5.8 million liability associated with the cash consideration due to the former owners of Parchman, MGM and Double Jack Testing and Service, Inc. in accordance with the respective purchase agreements. These cash amounts were not yet paid as of March 31, 2006.
     We expect to expend approximately $200.0 million to invest in capital expenditures during the year ended December 31, 2006, excluding potential acquisitions of complementary companies.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. SFAS No. 154 does not change the previously issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006, and will apply its provisions, as applicable, to future reporting periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The demand, pricing and terms for oil and gas services provided by us are largely dependent upon the level of activity for the U.S. and Canadian gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; the level of prices, and expectations about future prices, of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected rates of declining current production; the discovery rates of new oil and gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.
     The level of activity in the U.S. and Canadian oil and gas exploration and production industry is volatile. No assurance can be given that expected trends in oil and gas production activities will continue or that demand for our services will reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas production levels and therefore affect demand for our services. A material decline in oil and gas prices or U.S. and Canadian activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     For the quarter ended March 31, 2006, approximately 16% of our revenues and 11% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2006 by approximately $0.4 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2006 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     All of our bank debt is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of March 31, 2006, a 1% increase in interest rates would increase interest expense by approximately $5.6 million per year and reduce operating cash flows by approximately $3.5 million.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     We have been taking steps to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 prior to its applicability to us. In that connection, we have made and expect to continue to make changes to our internal controls and control environment. Although these changes have improved and may continue to improve our internal controls and control environment, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

     We operate in a dangerous environment. In the normal course of our business, we are party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of businesses.
     Although we cannot know the outcome of pending legal proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this report, including the financial statements and the related notes appearing in Part I above, before deciding to invest in our common stock. If any of the following risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Our Industry
     Our business depends on the oil and gas industry and particularly on the level of activity for North American oil and gas. Our markets may be adversely affected by industry conditions that are beyond our control.
     We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in North America. If these expenditures decline, our business will suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:
•	the supply of and demand for oil and gas;

•	the level of prices, and expectations about future prices, of oil and gas;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the expected rates of declining current production;

•	the discovery rates of new oil and gas reserves;

•	available pipeline and other transportation capacity;

•	weather conditions, including hurricanes that can affect oil and gas operations over a wide area;

•	domestic and worldwide economic conditions;

•	political instability in oil and gas producing countries;

•	technical advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	the ability of oil and gas producers to raise equity capital and debt financing; and

•	merger and divestiture activity among oil and gas producers.
     The level of activity in the North American oil and gas exploration and production industry is volatile. Expected trends in oil and gas production activities may not continue and demand for the services provided by us may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas production levels and therefore affect demand for the services we provide. A material decline in oil and gas prices or North American activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a decrease in the development rate of oil and gas reserves in our market areas may also have an adverse impact on our business, even in an environment of stronger oil and gas prices.
     Because the oil and gas industry is cyclical, our operating results may fluctuate.
Oil and gas prices are volatile. For example, over the last three years, the WTI Cushing crude oil spot price has ranged from a low of $25.24 per bbl on April 29, 2003 to a high of $69.81 per bbl on August 30, 2005. The Henry Hub natural gas spot price has ranged from $3.99 per mcf on October 31, 2003 to $15.39 per mcf on December 13, 2005. Until recently, these prices have generally been at historically high levels. Gas prices have recently declined substantially. The Henry Hub natural gas spot price on March 31, 2006 was $6.98 per mcf. Oil prices have also declined. The WTI Cushing crude oil spot price on March 31, 2006 was $66.63. The increase in prices over the last few years has caused oil and gas companies and drilling contractors to change their strategies and expenditure levels, which has benefited us. However, the recent decline in oil and gas prices may result in a decrease in the expenditure levels of oil and gas companies and drilling contractors which would in turn adversely affect us. We have experienced in the past, and may experience in the future, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and gas prices. We reported a loss in 2002, and our income in 2005 was $53.9 million compared to $13.9 million in 2004 and $1.5 million in 2003.
     Substantially all of the service and rental revenue we earn is based upon a charge for a relatively short period of time (an hour, a day, a week) for the actual period of time the service or rental is provided to our customer. By contracting services on a short-term basis, we are exposed to the risks of a rapid reduction in market price and utilization and volatility in our revenues. Product sales are recorded when the actual sale occurs, title or ownership passes to the customer and the’ product is shipped or delivered to the customer.
     There is potential for excess capacity in our industry.
     Because oil and gas prices and drilling activity have been at historically high levels, oilfield service companies have been acquiring new equipment to meet their customers’ increasing demand for services. If these levels of price and activity do not continue, there is a potential for excess capacity in the oilfield service industry. This could result in an increased competitive environment for oilfield service companies, which could lead to lower prices and utilization for our services and could adversely affect our business.
     We may be unable to employ a sufficient number of skilled and qualified workers.
     The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply is limited, particularly in the U.S. Rocky Mountain region, which is one of our key regions. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
     Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

     Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, our business, operating results and financial condition could be harmed.
     Our operating history may not be sufficient for investors to evaluate our business and prospects.
     We are a recently combined company with a short combined operating history. In addition, two of our combining companies, IPS and CES, have grown significantly over the last few years through acquisitions. This may make it more difficult for you to evaluate our business and prospects and to forecast our future operating results. The comparative financial information in this report for the quarter ended March 31, 2005 was prepared using the historical financial statements of the separate businesses of IPS, CES and IEM. As a result, this information may not give you an accurate indication of what our actual results would have been if the Combination had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
     We participate in a capital intensive business. We may not be able to finance future growth of our operations or future acquisitions.
     Historically, we have funded the growth of our operations and our acquisitions from bank debt and private placement of shares in addition to cash generated by our business. In the future, we may not be able to continue to obtain sufficient bank debt at competitive rates or complete equity and other debt financings. If we do not generate sufficient cash from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
     Our inability to control the inherent risks of acquiring and integrating businesses could adversely affect our operations.
     We are a recently combined company and integrating our ongoing businesses may be difficult. In particular, the integration of businesses and operations that are located in disparate regions of North America may prove difficult to achieve in a cost-effective manner. The inability of management to successfully integrate the combining companies could have a material adverse effect on our business, operating results and financial position. Moreover, we may not be able to cross sell our services and penetrate new markets successfully and we may not obtain the anticipated or desired benefits of the Combination. In addition to the Combination, acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders. Acquisitions may not perform as expected when the acquisition was made and may be dilutive to our overall operating results. Additional risks we will face include:
•	retaining and attracting key employees;

•	retaining and attracting new customers;

•	increased administrative burden;

•	developing our sales and marketing capabilities;

•	managing our growth effectively;

•	integrating operations;

•	operating a new line of business; and

•	increased logistical problems common to large, expansive operations.

     If we fail to manage these risks successfully, our business could be harmed.
     Our customer base is concentrated within the oil and gas production industry and loss of a significant customer could cause our revenue to decline substantially.
     Our top five customers accounted for approximately 22% of our revenue for the year ended December 31, 2005. Although none of our customers in 2005 accounted for more than 10% of our revenue, collectively, our top ten customers represented approximately 33% of our revenue, It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services, revenue would decline and our operating results and financial condition could be harmed.
     Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
     At March 31, 2006, our debt was approximately $569.8 million. Our level of indebtedness may adversely affect operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:
•	our level of debt increases our vulnerability to general adverse economic and industry conditions;

•	the covenants that are contained in the agreements that govern our indebtedness limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	any failure to comply with the financial or other covenants of our debt could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable;

•	our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and

•	our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.
     The majority of our debt is structured under floating interest rate terms. A one percentage point increase in the interest rates on our $419 million of term debt outstanding as of March 31, 2006 would cause a $4.2 million pre-tax annual increase in interest expense.
     Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers.
     Should our current suppliers be unable to provide the necessary raw materials or finished products (such as workover rigs or fluid-handling equipment) or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We may not be able to provide services that meet the specific needs of oil and gas exploration and production companies at competitive prices.
     The markets in which we operate are highly competitive and have relatively few barriers to entry. The principal competitive factors in our markets are price, product and service quality and availability, responsiveness, experience, technology, equipment quality and reputation for safety. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Our operations are subject to hazards inherent in the oil and gas industry.
     Risks inherent to our industry, such as equipment defects, vehicle accidents, explosions and uncontrollable flows of gas or well fluids, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we sometimes acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record.
     We work in a dangerous business. For example, in 2005, our operations resulted in several fatalities. Many of the claims filed against us arise from vehicle-related accidents that have in certain specific instances resulted in the loss of life or serious bodily injury. Our safety procedures may not always prevent such damages. Our insurance coverage may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our financial condition, results of operations and cash flows. Although our senior management is committed to improving the Company’s overall safety record, they may not be successful in doing so.
     If we become subject to product liability claims, it could be time-consuming and costly to defend.
     Since our customers use our products or third party products that we sell through our supply stores, errors, defects or other performance problems could result in financial or other damages to us. Our customers could seek damages from us for losses associated with these errors, defects or other performance problems. If successful, these claims could have a material adverse effect on our business, operating results or financial condition. Our existing product liability insurance may not be enough to cover the full amount of any loss we might suffer. A product liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend and could harm our reputation.
     We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.
     Our business is significantly affected by stringent and complex foreign, federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. As part of our business, we handle, transport, and dispose of a variety of fluids and substances used or produced by our customers in connection with their oil and gas exploration and production activities. We also generate and dispose of hazardous waste. The generation, handling, transportation, and disposal of these fluids, substances, and waste are regulated by a number of laws, including the Resource Recovery and Conservation Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Water Act; the Safe Drinking Water Act; and analogous state laws. Failure to properly handle, transport, or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to liability for governmental penalties, cleanup costs associated with releases of such materials, damages to natural resources, and other damages, as well as potentially impair our ability to conduct our operations. We could be exposed to liability for cleanup costs, natural resource damages and other damages under these and other environmental laws as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
     Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:
•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.
     The nature of our industry subjects us to compliance with other regulatory laws.
     Our business is significantly affected by state and federal laws and other regulations relating to the oil and gas industry in general, and more specifically with respect to health and safety, waste management and the manufacture, storage, handling and transportation of hazardous materials and by changes in and the level of enforcement of such laws. The failure to comply with these rules and regulations can result in substantial penalties, revocation of permits, corrective action orders and criminal prosecution. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. We may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. It is impossible for management to predict the cost or impact of such laws and regulations on our future operations.
     If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Our efforts to continue to develop and maintain internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in our implementation or other effective improvement of our internal controls, could harm our operating results.
     A terrorist attack or armed conflict could harm our business.
     Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
     Conservation measures and technological advances could reduce demand for oil and gas.

     Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. Management cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Fluctuations in currency exchange rates in Canada could adversely affect our business.
     We have substantial operations in Canada. As a result, fluctuations in currency exchange rates in Canada could materially and adversely affect our business. For the year ended December 31, 2005, our Canadian operations represented approximately 14% of our revenue and 8% of our net income before taxes and minority interest.
     We are susceptible to seasonal earnings volatility due to adverse weather conditions in Canada.
     Our operations are directly affected by seasonal differences in weather in Canada. The level of activity in the Canadian oilfield services industry declines significantly in the second calendar quarter, when frost leaves the ground and many secondary roads are temporarily rendered incapable of supporting the weight of heavy equipment. The duration of this period is referred to as “spring breakup” and has a direct impact on our activity levels in Canada. The timing and duration of “spring breakup” depend on weather patterns but generally “spring breakup” occurs in April and May. Additionally, if an unseasonably warm winter prevents sufficient freezing, we may not be able to access wellsites and our operating results and financial condition may, therefore, be adversely affected. The demand for our services may also be affected by the severity of the Canadian winters. In addition, during excessively rainy periods, equipment moves may be delayed, thereby adversely affecting operating results. The volatility in weather and temperature in the Canadian oilfield can therefore create unpredictability in activity and utilization rates. As a result, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
     Our operations in Mexico are subject to specific risks, including dependence on Petróleos Mexicanos (“PEMEX”) as the sole customer, exposure to fluctuation in the Mexican peso and workforce unionization.
     Our business in Mexico is substantially all performed for PEMEX pursuant to multi-year contracts. These contracts are generally two years in duration and are subject to competitive bid for renewal. Any failure by us to renew our contracts could have a material adverse effect on our financial condition, results of operations and cash flows.
     The PEMEX contracts provide that 70% to 80% of the value of our billings under the contracts is charged to PEMEX in U.S. dollars with the remainder billed in Mexican pesos. The portion billed in U.S. dollars to PEMEX is converted to pesos on the date of payment. Invoices are paid approximately 45 days after the invoice date. As such, we are exposed to fluctuations in the value of the peso. A material decrease in the value of the Mexican peso relative to the U.S. dollar could negatively impact our revenues, cash flows and net income.
     Our operations in Mexico are party to a collective labor contract made effective as of October 1, 2003 between Servicios Petrotec S.A. DE CV., one of our subsidiaries, and Union Sindical de Trabajadores de la Industria Metálica y Similares, the metal and similar industry workers labor union. We have not experienced work stoppages in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could negatively impact our revenues, cash flows and net income. Our U.S. operations in the Gulf of Mexico are adversely impacted by the hurricane season, which generally occurs in the third calendar quarter.
     Hurricanes and the threat of hurricanes during this period will often result in the shut-down of oil and gas operations in the Gulf of Mexico as well as land operations within the hurricane path. During a shut—down period, we are unable to access wellsites and our services are also shut down. This situation can therefore create unpredictability in activity and utilization rates, which can have a material adverse impact on our business, financial conditions, results of operations and cash flows.
     When rig counts are low, our rig relocation customers may not have a need for our services.

     Many of the major U.S. onshore drilling services contractors have significant capabilities to move their own drilling rigs and related oilfield equipment and to erect rigs. When regional rig counts are high, drilling services contractors exceed their own capabilities and contract for additional oilfield equipment hauling and rig erection capacity. Our rig relocation business activity is highly correlated to the rig count; however, the correlation varies over the rig count range. As rig count drops, some drilling services contractors reach a point where all of their oilfield equipment hauling and rig erection needs can be met by their own fleets. If one or more of our rig relocation customers reach this “tipping point,” our revenues attributable to rig relocation will decline much faster than the corresponding overall decline in the rig count. This non-linear relationship between our rig relocation business activity and the rig count in the areas in which we have rig relocation operations can increase significantly our earnings volatility with respect to rig relocation.
     Increasing trucking regulations may increase our costs and negatively impact our results of operations.
     Among the services we provide, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.
     Interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations.
     From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.
Risks Related to Our Relationship with SCF
     L.E. Simmons, through SCF, controls the outcome of stockholder voting and may exercise this voting power in a manner adverse to you.
     SCF owns approximately 35% of our outstanding common stock. L.E. Simmons is the sole owner of L.E. Simmons and Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, will be in a position to control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from yours, and SCF may vote its common stock in a manner that may adversely affect you.
     SCF’s ownership interest and provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, your ability to sell your shares for a premium.
     In addition to SCF’s significant position, provisions contained in our certificate of incorporation and bylaws, such as a classified board, limitations on the removal of directors, on stockholder proposals at meetings of stockholders and on stockholder action by written consent and the inability of stockholders to call special meetings, could make it more difficult for a third party to acquire control of our company. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate your ability to sell your shares of common stock at a premium.
     Two of our directors may have conflicts of’ interest because they are affiliated with SCF. The resolution of these conflicts of interest may not be in our or your best interests.
     Two of our directors, David C. Baldwin and Andrew L. Waite, are current officers of L.E. Simmons and Associates, Incorporated, the ultimate general partner of SCF. This may create conflicts of interest because these directors have responsibilities to SCF and its owners. Their duties as officers of L.E. Simmons and Associates, Incorporated may conflict with their duties as directors of our company regarding business dealings between SCF and us and other matters. The resolution of these conflicts may not always be in our or your best interests.
     We have renounced any interest in specified business opportunities, and SCF and its director nominees on our board of directors generally have no obligation to offer us those opportunities.
     SCF has investments in other oilfield service companies that may compete with us, and SCF and its affiliates, other than our company, may invest in other such companies in the future. We refer to SCF and its other affiliates and its portfolio companies as the SCF group. Our certificate of incorporation provides that, so long as we have a director or officer that is affiliated with SCF (an “SCF Nominee”), we renounce any interest or expectancy in any business opportunity in which any member of the SCF group participates or desires or seeks to participate in and that involves any aspect of the energy equipment or services business or industry, other than (i) any business opportunity that is brought to the attention of an SCF Nominee solely in such person’s capacity as a director or officer of our company and with respect to which no other member of the SCF group independently receives notice or otherwise identifies such opportunity and (ii) any business opportunity that is identified by the SCF group solely through the disclosure of information by or on behalf of our company. We are not prohibited from pursuing any business opportunity with respect to which we have renounced any interest.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In connection with our acquisition of Parchman on February 11, 2005, certain of the former stockholders of Parchman who are our stockholders could receive an aggregate of up to 1,000,000 shares of our common stock as contingent consideration based on certain operating results of one of our divisions. As of March 31, 2006, based on the operating results of this division, we issued all of these shares to these stockholders.
     In addition, as of March 31, 2006, we issued 164,210 shares of our common stock and 22,391 shares of our common stock that are subject to certain forfeiture restrictions to certain of our stockholders based on the operating results of MGM.
     During March 2006, we issued 3,512 shares of our common stock that are subject to certain forfeiture restrictions to a current employee who is also a former employee of Double Jack Testing, Inc., in accordance with the related purchase agreement.
     The issuances of the shares to the former stockholders of Parchman, MGM and Double Jack Testing, Inc., were made pursuant to the exemption available under Regulation D, or Section 4(2) of the Securities Act of 1933.
     On April 26, 2006, we completed our initial public offering of our common stock pursuant to our registration statement on Form S-1 (File 333-128750) declared effective by the Securities and Exchange Commission on April 20, 2006 and our registration statement on Form S-1 (File 333-133446) which also became effective on April 20, 2006. The underwriters for the offering were Credit Suisse Securities (USA) LLC, UBS Securities LLC, Banc of America Securities LLC, Jefferies and Company, Inc., Johnson Rice & Company, L.L.C., Raymond James & Associates, Inc., Simmons & Company International and Pickering Energy Partners, Inc. Pursuant to the registration statements, we registered the offer and sale of 29,900,000 shares of our $.01 par value common stock which included 13,000,000 shares sold by certain selling stockholders and an additional 3,900,000 shares subject to an option granted to the underwriters to purchase additional shares from such selling stockholders to cover over-allotments. The underwriters exercised their over-allotment option on April 24, 2006. The sale of the shares in our initial public offering, including the sale of shares by the selling stockholders as well as the exercise of the over-allotment option, closed on April 26, 2006. Our initial public offering terminated upon completion of the closing.
     The gross proceeds of our initial public offering based on the public offering price of $24.00 per share were approximately $312.0 million. The net proceeds to us were $289.1 million after deducting underwriter discounts and commissions of approximately $19.5 million and other estimated expenses related to the offering of approximately $3.4 million. We also paid for legal fees incurred by the selling stockholders. Other than for such fees, no fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate. The proceeds received from our initial public offering were used to retire outstanding borrowings and accrued interest under our U.S. revolving credit facility on April 26, 2006 totaling $127.5 million. The remaining proceeds, totaling approximately $165.0 million prior to the payment of transaction costs of $3.4 million, were invested in tax-free municipal bonds and financial instruments and will be used for future investment in capital expenditures and acquisitions, and other corporate purposes.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1**	—	Amended and Restated Certificate of Incorporation

3.2**	—	Amended and Restated Bylaws

4.1**	—	Specimen Stock Certificate representing common stock

10.1**	—	Form of Amended and Restated Stockholders’ Agreement by and among Complete Production Services, Inc. and the stockholders listed therein

10.2**	—	Amended and Restated Credit Agreement, dated as of March 29, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and US Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Sole Book Runner and Co-Lead Arranger, UBS Securities LLC, as Co-Lead Arranger and syndication Agent and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents

10.3**	—	Amended and Restated Complete Production Services, Inc. 2001 Stock Incentive Plan

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section

Exhibit
No.		Exhibit Title
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on April 17, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

Date: May 12, 2006	By:	/s/ J. Michael Mayer J. Michael Mayer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1**	—	Amended and Restated Certificate of Incorporation

3.2**	—	Amended and Restated Bylaws

4.1**	—	Specimen Stock Certificate representing common stock

10.1**	—	Form of Amended and Restated Stockholders’ Agreement by and among Complete Production Services, Inc. and the stockholders listed therein

10.2**	—	Amended and Restated Credit Agreement, dated as of March 29, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and US Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Sole Book Runner and Co-Lead Arranger, UBS Securities LLC, as Co-Lead Arranger and syndication Agent and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents

10.3**	—	Amended and Restated Complete Production Services, Inc. 2001 Stock Incentive Plan

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on April 17, 2006.