Form 10-Q
period 2006-06-30
Complete Production Services, Inc.
filed 2006-08-04
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 1-32058

Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	72-1503959 (I.R.S. Employer Identification No.)

11700 Old Katy Road, Suite 300 Houston, Texas (Address of principal executive offices)	77079 (Zip Code)
Registrant’s telephone number, including area code: (281) 372-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐       Accelerated filer☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of August 1, 2006: 70,571,981

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2006 and 2005	4
	Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2006	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	30

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Submission of Matters to a Vote of Security Holders.	31

Item 5.	Other Information.	32

Item 6.	Exhibits.	33

	Signature	34
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
June 30, 2006 (unaudited) and December 31, 2005

	2006	2005
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,373	$11,405
Short-term investments	112,159	—
Trade accounts receivable, net	202,158	167,395
Inventory, net	51,501	41,290
Prepaid expenses	18,603	25,404
Other current assets	816	1,992

Total current assets	395,610	247,486
Property, plant and equipment, net	500,864	384,580
Intangible assets, net of accumulated amortization of $3,329 and $2,487, respectively	4,783	4,967
Deferred financing costs, net of accumulated amortization of $255 and $96, respectively	2,161	2,048
Goodwill	346,684	298,297
Other long-term assets	419	275

Total assets	$1,250,521	$937,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,051	$5,953
Accounts payable	65,387	50,693
Accrued liabilities	35,486	40,972
Unearned revenue	2,702	6,407
Notes payable	3,312	14,985
Taxes payable	13,101	1,193

Total current liabilities	126,039	120,203
Long-term debt	434,794	509,990
Deferred income taxes	59,682	54,334
Minority interest	2,614	2,365

Total liabilities	623,129	686,892
Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 69,782,732 (2005 — 55,531,510) issued	698	555
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	535,242	220,786
Retained earnings	72,152	16,885
Treasury stock, 35,570 shares at cost	(202)	(202)
Deferred compensation	—	(3,803)
Accumulated other comprehensive income	19,502	16,540

Total stockholders’ equity	627,392	250,761

Total liabilities and stockholders’ equity	$1,250,521	$937,653

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenue:
Service	$234,420	$141,628	$469,539	$273,615
Product	41,006	27,011	81,623	56,275

	275,426	168,639	551,162	329,890
Service expenses	139,323	87,440	274,834	167,110
Product expenses	30,949	20,294	61,322	42,877
Selling, general and administrative expenses	36,627	26,130	74,242	48,016
Depreciation and amortization	17,125	10,804	32,852	20,578

Income before interest, taxes and minority interest	51,402	23,971	107,912	51,309
Interest expense	9,488	5,634	20,170	9,649
Interest income	1,015	—	1,022	—

Income before taxes and minority interest	42,929	18,337	88,764	41,660
Taxes	15,936	6,607	33,353	14,963

Income before minority interest	26,993	11,730	55,411	26,697
Minority interest	(161)	3,354	144	6,566

Net income	$27,154	$8,376	$55,267	$20,131

Earnings per share:
Basic	$0.40	$0.19	$0.90	$0.47

Diluted	$0.39	$0.17	$0.86	$0.43

Weighted average shares:
Basic	67,067	43,471	61,366	42,477
Diluted	69,065	48,378	63,953	47,126
Consolidated Statements of Comprehensive Income
Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$27,154	$8,376	$55,267	$20,131
Change in cumulative translation adjustment	3,080	(1,061)	2,962	(1,325)

Comprehensive income	$30,234	$7,315	$58,229	$18,806

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2006 (unaudited)

							Accumulated
			Additional				Other
	Number	Common	Paid-In	Treasury	Retained	Deferred	Comprehensive
	of Shares	Stock	Capital	Stock	Earnings	Compensation	Income	Total
	(In thousands, except share data)
Balance at December 31, 2005	55,531,510	$555	$220,786	$(202)	$16,885	$(3,803)	$16,540	$250,761
Adoption of SFAS No. 123R	—	—	(3,803)	—	—	3,803	—	—
Net income	—	—	—	—	55,267	—	—	55,267
Cumulative translation adjustment	—	—	—	—	—	—	2,962	2,962
Issuance of common stock:
Net proceeds from initial public offering	13,000,000	130	289,029	—	—	—	—	289,159
Acquisition of Parchman	1,000,000	10	23,490	—	—	—	—	23,500
Acquisition of MGM	164,210	2	3,857	—	—	—	—	3,859
Exercise of stock options	15,474	—	69	—	—	—	—	69
Expense related to employee stock options	—	—	488	—	—	—	—	488
Excess tax benefit from share-based compensation	—	—	109	—	—	—	—	109
Vested restricted stock	71,538	1	(1)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	1,218	—	—	—	—	1,218

Balance at June 30, 2006	69,782,732	$698	$535,242	$(202)	$72,152	$—	$19,502	$627,392

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005 (unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$55,267	$20,131
Items not affecting cash:
Depreciation and amortization	32,852	20,578
Deferred income taxes	4,853	8,968
Minority interest	144	6,566
Excess tax benefit from share-based compensation	(109)	—
Non-cash compensation expense	1,706	254
Other	1,150	634
Changes in operating assets and liabilities:
Accounts receivable	(29,909)	(24,019)
Inventory	(9,609)	(11,420)
Prepaid expense and other current assets	5,451	(9,051)
Accounts payable	13,161	10,278
Accrued liabilities and other	(1,517)	11,446

	73,440	34,365

Investing activities:
Business acquisitions, net of cash acquired	(36,163)	(9,833)
Additions to property, plant and equipment	(132,423)	(42,684)
Purchase of short-term securities	(165,000)	—
Proceeds from sale of short-term securities	52,841	—
Proceeds from disposal of capital assets/other	3,232	(160)

	(277,513)	(52,677)

Financing activities:
Issuances of long-term debt	180,646	220,681
Repayments of long-term debt	(256,278)	(182,977)
Net repayments under lines of credit	—	(19,235)
Repayment of convertible debentures	—	(4,069)
Repayment of notes payable	(11,272)	(732)
Proceeds from issuances of common stock	290,407	10,452
Repurchase of common stock/warrants	—	(458)
Deferred financing fees	—	(1,543)
Excess tax benefit from share-based compensation	109	—

	203,612	22,119

Effect of exchange rate changes on cash	(571)	32

Change in cash and cash equivalents	(1,032)	3,839
Cash and cash equivalents, beginning of period	11,405	11,547

Cash and cash equivalents, end of period	$10,373	$15,386

Supplemental cash flow information:
Cash paid for interest	$19,809	$6,929
Cash paid for taxes	$16,385	$2,348

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$27,359	$19,065
Non-cash assets as acquisition consideration	$—	$2,899
Notes issued for acquisition	$—	$5,000
Debt acquired in acquisition	$534	$750
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
     On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering. See Note 8, Stockholder’s Equity.
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2006 and the statements of operations and the statements of comprehensive income for the three months and six months ended June 30, 2006, as well as the statement of stockholders’ equity at June 30, 2006 and the statements of cash flows for the six months ended June 30, 2006 and 2005. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     (a) Acquisitions During the Six Months Ended June 30, 2006:
(i)	Outpost Office Inc. (“Outpost”):
     On January 3, 2006, we acquired all of the operating assets of Outpost Office Inc., an oilfield equipment rental company based in Grand Junction, Colorado, for $6,542 in cash, and recorded goodwill of $2,348, which has been allocated entirely to the completion and production services business segment. We believe this acquisition supplemented our completion and production services business in the Rocky Mountain Region.
(ii)	The Rosel Company (“Rosel”):
     On January 25, 2006, we acquired all the equity interests of The Rosel Company, a cased-hole and open-hole electric-line business based in Liberal, Kansas, for approximately $11,953, net of cash acquired and debt assumed, and recorded goodwill of $7,997 resulting from this acquisition, which has been allocated entirely to the completion and production services business segment. We believe this acquisition expanded our presence in the Mid-continent region and enhanced our completion and production services business.
(iii)	The Arkoma Group of Companies (“Arkoma”):
     On June 30, 2006, we acquired certain operating assets of J&M Rental Tool, Inc. dba Arkoma Machine & Fishing Tools, Arkoma Machine Shop, Inc. and N&M Supply, LLC, collectively referred to as The Arkoma Group of Companies, a provider of rental tools, machining and fishing services in the Fayetteville Shale and Arkoma Basin, located in Ft. Smith, Arkansas. We paid $18,002 to acquire Arkoma, subject to a final working capital adjustment, and recorded goodwill totaling $9,257, which has been allocated entirely to the completion and production services business segment. We believe this acquisition provides a platform to further expand our presence in the Fayetteville Shale and Arkoma Basin and supplement our completion and production services business in that region.
     Results for each of these acquisitions have been included in our accounts and results of operations since the date of acquisition. We have not finalized the purchase price allocation for these acquisitions. The following table summarizes the preliminary purchase price allocations as of June 30, 2006:

	Outpost	Rosel	Arkoma	Totals
Net assets acquired:
Property, plant and equipment	$4,297	$5,615	$6,587	$16,499
Non-cash working capital	(225)	379	2,008	2,162
Intangible assets	122	341	150	613
Deferred tax liabilities	—	(1,845)	—	(1,845)
Goodwill	2,348	7,997	9,257	19,602

Net assets acquired	$6,542	$12,487	$18,002	$37,031

Consideration:
Cash, net of cash and cash equivalents acquired	$6,542	$11,953	$18,002	$36,497
Debt assumed in acquisition	—	534	—	534

Total consideration	$6,542	$12,487	$18,002	$37,031

3. Inventory:

	June 30,	December 31,
	2006	2005
	(unaudited)
Finished goods	$39,145	$30,306
Manufacturing parts and materials	14,716	12,966
Bulk fuel	49	88

	53,910	43,360
Inventory reserves	2,409	2,070

	$51,501	$41,290

4. Accounts receivable:

	June 30,	December 31,
	2006	2005
	(unaudited)
Trade accounts receivable	$186,732	$158,585
Unbilled revenue	15,125	9,636
Notes receivable	140	193
Other receivables	1,976	883

	203,973	169,297
Allowance for doubtful accounts	1,815	1,902

	$202,158	$167,395

5. Property, plant and equipment:

		Accumulated	Net Book
June 30, 2006	Cost	Depreciation	Value
Land	$5,301	$—	$5,301
Building	7,378	745	6,633
Field equipment	476,821	92,331	384,490
Vehicles	39,552	10,473	29,079
Office furniture and computers	8,676	2,029	6,647
Leasehold improvements	7,371	531	6,840
Construction in progress	61,874	—	61,874

	$606,973	$106,109	$500,864

		Accumulated	Net Book
December 31, 2005	Cost	Depreciation	Value
Land	$4,906	$—	$4,906
Building	6,798	609	6,189
Field equipment	376,979	64,272	312,707
Vehicles	37,848	8,692	29,156
Office furniture and computers	5,667	1,374	4,293
Leasehold improvements	4,083	507	3,576
Construction in progress	23,753	—	23,753

	$460,034	$75,454	$384,580

     Construction in progress at June 30, 2006 and December 31, 2005 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the six months ended June 30, 2006, we recorded capitalized interest of $157 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Notes Payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We are amortizing the prepaid asset to expense over the policy term, and expect to incur finance charges totaling $268 as interest expense related to this arrangement over the policy term. Of the total amount financed, $3,312 remains outstanding at June 30, 2006.
7. Long-term debt:
     The following table summarizes long-term debt as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
U.S. term loan facility (a)	$416,850	$418,950
U.S. revolving credit facility (a)	—	58,096
Canadian revolving credit facility (a)	17,409	27,016
Subordinated seller notes (b)	3,450	8,450
Capital leases and other	3,136	3,431

	440,845	515,943
Less: current maturities of long-term debt and capital leases	6,051	5,953

	$434,794	$509,990

(a)	Concurrent with the consummation of the Combination on September 12, 2005, we entered into a syndicated senior secured credit facility (the “Credit Facility”) pursuant to which all bank debt held by IPS, CES and IEM was repaid and replaced with the proceeds from the Credit Facility. The Credit Facility was comprised of a $420,000 term loan credit facility that will mature in September 2012, a U.S. revolving credit facility of $130,000 that will mature in September 2010, and a Canadian revolving credit facility of $30,000 that will mature in September 2010. Interest on the Credit Facility was to be determined by reference to the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.75% (depending on the ratio of total debt to EBITDA, as defined in the agreement) for revolving advances and a margin of 2.75% for term loan advances. Interest on advances under the Canadian revolving facility was to be calculated at the Canadian Prime Rate plus a margin of 0.25% to 1.75%. Quarterly principal repayments of 0.25% of the original principal amount are required for the term loans, which commenced in December 2005. The Credit Facility contains covenants restricting the levels of certain transactions including: entering into certain loans, the granting of certain liens, capital expenditures, acquisitions, distributions to stockholders, certain asset dispositions and operating leases. The Credit Facility is secured by substantially all of our assets.

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

On April 28, 2006, we repaid all outstanding borrowings under our U.S. revolving credit facility using a portion of the proceeds from our initial public offering totaling $127,500. See Note 8, Stockholder’s Equity. Subsequent borrowings under the swingline portion of this U.S. revolving facility were repaid with funds from current operations.

We were in compliance with all debt covenants under the amended Credit Facility as of June 30, 2006. Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.66% as of June 30, 2006, while borrowings under the Canadian revolving portion of the facility bore interest at 7.25%. For the three months and six months ended June 30, 2006, the weighted average interest rate on average borrowings under the amended Credit Facility was approximately 7.62% and 7.63%, respectively. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $10,238 which reduced the available borrowing capacity as of June 30, 2006. We incurred fees of 2.25% of the total amount outstanding under letter of credit arrangements through June 30, 2006.

(b)	On February 11, 2005, we issued subordinated notes totaling $5,000 to certain sellers of Parchman common shares in connection with the acquisition of Parchman. These notes were unsecured, subordinated to all present and future senior debt and bore interest at 6.0% during the first three years of the note, 8.0% during year four and 10.0% thereafter. The notes matured in early May 2006 due to acceleration as a result of our initial public offering. On May 3, 2006, we repaid all principal and accrued interest outstanding pursuant to these note agreements totaling $5,029.

We issued subordinated seller notes totaling $3,450 in 2004 related to certain business acquisitions. These notes bear interest at 6% and mature in March 2009.
8. Stockholders’ equity:
(a) Initial Public Offering:
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in our initial public offering. These shares were offered to the public at $24.00 per share, and we recorded proceeds of approximately $292,500 after underwriter fees. In addition, we incurred transaction costs of $3,341 associated with the issuance that were netted against the proceeds of the offering. Our stock began trading on the New York Stock Exchange on April 21, 2006. We used approximately $127,500 of the proceeds from this offering to retire principal and interest outstanding under the U.S. revolving credit facility as of April 28, 2006. Of the remaining funds, approximately $165,000 was invested in tax-free or tax-advantaged municipal bond funds and similar financial instruments with a term of less than one year. We liquidated a portion of these short-term investments to purchase capital assets, acquire Arkoma and for other general corporate purposes. At June 30, 2006, our remaining investment in these municipal bond funds totaled $112,159, and was included in the accompanying consolidated balance sheet under the caption “Short-term Investments.” We consider these short-term investments to be held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments do not appreciate or depreciate with changes in market value but rather provide only investment income. These investments are expected to be liquidated within the next twelve months to fund future acquisitions, capital expenditures and for other general corporate purposes. See Note 13, Subsequent Events.

     The following table summarizes the pro forma impact of our initial public offering on earnings per share for the three months and six months ended June 30, 2006 and 2005, assuming the 13,000,000 shares had been issued on January 1, 2005. No pro forma adjustments have been made to net income as reported.

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	2006	2005	2006	2005
Net income as reported	$27,154	$8,376	$55,267	$20,131
Basic earnings per share:
As reported	$0.40	$0.19	$0.90	$0.47

Pro forma	$0.39	$0.15	$0.80	$0.36

Diluted earnings per share:
As reported	$0.39	$0.17	$0.86	$0.43

Pro forma	$0.38	$0.14	$0.77	$0.33

(b) Stock-based Compensation:
     We maintain each of the option plans previously maintained by IPS, CES and IEM. Under the three option plans, stock-based compensation could be granted to employees, officers and directors to purchase up to 2,540,485 common shares, 3,003,463 common shares and 986,216 common shares, respectively. The exercise price of each option is based on the fair value of the individual company’s stock at the date of grant. Options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date.
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

For grants of stock-based compensation between October 1, 2005 and December 31, 2005 (prior to adoption of SFAS No. 123R), we have utilized the modified prospective transition method to record expense associated with these stock-based compensation instruments. Under this transition method, we did not record compensation expense associated with these stock option grants during the period October 1, 2005 through December 31, 2005, but will provide pro forma disclosure, as appropriate. Beginning January 1, 2006, upon adoption of SFAS No. 123R, we began to recognize expense related to these option grants over the applicable vesting period. For the three months and six months ended June 30, 2006, we recognized expense totaling $77 and $154, respectively, resulting in a reduction of net income of $48 and $96, respectively. There was no impact on basic and diluted earnings per share as reported for the three months and six months ended June 30, 2006. The unrecognized compensation costs related to the non-vested portion of these awards was $703 as of June 30, 2006 and will be recognized over a three-year vesting period.

During the period October 1, 2005 through December 31, 2005, we estimated the fair value of stock-based compensation using a risk free interest rate ranging from 4.23% to 4.47% and an expected life of 4.5 years. The weighted average fair value of options granted during this period was $2.05 per share.

(iii)	Employee Stock Options Granted On or After January 1, 2006:

For grants of stock-based compensation on or after January 1, 2006, we apply the prospective transition method under SFAS No. 123R, whereby we recognize expense associated with new awards of stock-based compensation ratably, as determined using a Black-Scholes pricing model, over the expected term of the award.

During the quarter ended June 30, 2006, the Compensation Committee of our Board of Directors authorized the grant of 835,200 employee stock options and 64,800 non-vested restricted shares to our officers and employees. Of the stock options authorized, options to purchase 761,400 shares of our common stock were granted on April 20, 2006 and options to purchase 7,500 shares of our common stock were granted on May 25, 2006. These stock option grants have an exercise price of $24.00 and $23.15, respectively, representing the fair market value on the date of grant, and vest over a three-year term at 33 1/3% per year. Additionally, the directors’ annual grant of 35,000 options (5,000 per director) and director Matthew Ralls’ initial grant of 5,000 stock options were granted, each with a date of grant of April 20, 2006, at an exercise price of $24.00, and which will vest ratably over a four-year term. The directors also received an aggregate of 16,672 shares of non-vested restricted stock on April 20, 2006, representing the same initial and annual grants of restricted stock as for the above options, which will vest over a period of twelve months. The fair value of this stock-based compensation was determined by applying a Black-Scholes option pricing model based on the following assumptions:

	Option Grant Date
Assumptions:	April 20, 2006	May 25, 2006
Risk-free rate	4.99% to 5.02%	4.97%
Expected term (in years)	2.2 to 5.1	3.7
Volatility	37%	37%

Calculated fair value per option	$6.26 to $9.81	$7.91
We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the six months ended June 30, 2006.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $6,045 over the three-year vesting period of these stock options. For the period from the date of grant until June 30, 2006, we have recognized expense totaling $334, which represents a reduction of net income before taxes and minority interest. The impact on net income was a reduction of $208 for the quarter and six months ended June 30, 2006, or a reduction of $0.01 per diluted share for the respective periods. The unrecognized compensation costs related to the non-vested portion of these awards was $5,711 as of June 30, 2006 and will be recognized over the remaining vesting period.

The non-vested restricted shares were granted at fair value on the date of grant, or $24.00 per share, for which we may recognize compensation expense related to grants to officers and employees totaling $1,555 over the three-year vesting period and compensation expense related to grants to directors totaling $400 over a twelve-month vesting period. For the period from the date of grant until June 30, 2006, we have recognized expense totaling $86 related to these non-vested restricted shares.
     The following tables provide a roll forward of stock options from December 31, 2005 to June 30, 2006 and a summary of stock options outstanding by exercise price range at June 30, 2006:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2005	3,512,444	$5.42
Granted	808,900	$23.99
Exercised	(15,474)	$4.48
Cancelled	(106,462)	$4.87

Balance at June 30, 2006	4,199,408	$9.02

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	June 30,	Remaining	Exercise	June 30,	Exercise
Range of Exercise Price	2006	Life (months)	Price	2006	Price
$2.00 — 2.20	763,154	34	$2.04	503,839	$2.04
$3.94	71,797	7	$3.94	71,797	$3.94
$4.48 — 4.80	1,239,433	35	$4.68	639,704	$4.61
$5.00	206,160	42	$5.00	68,720	$5.00
$6.69	630,196	105	$6.69	181,526	$6.69
$11.66	481,268	111	$11.66	—	—
$23.15 — 24.00	807,400	118	$23.99	—	—

	4,199,408	69	$9.02	1,465,586	$3.97

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $294. The total intrinsic value of all vested outstanding stock options at June 30, 2006 was $28,829.
(b) Amended and Restated 2001 Stock Incentive Plan:
     On March 28, 2006, our Board of Directors approved an amendment to the 2001 Stock Incentive Plan which increased the maximum number of shares issuable under the plan to 4,500,000 from 2,540,485, pursuant to which we could grant up to 1,959,515 additional shares of stock-based compensation, as of that date, to our directors, officers and employees. On April 12, 2006, stockholders owning more than a majority of the shares of our common stock adopted the amendment to the 2001 Stock Incentive Plan.
(c) Non-vested Restricted Stock:
     At June 30, 2006, in accordance with SFAS No. 123R, we no longer present deferred compensation as a contra-equity account, but rather have presented the amortization of non-vested restricted stock as an increase in additional paid-in capital. At June 30, 2006, amounts not yet recognized related to non-vested stock totaled $5,022, which represents the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $1,955 and $2,564 related to grants made during the quarter and six months ended June 30, 2006. Compensation expense associated with these grants of non-vested stock is determined as the fair value of the shares on the date of grant, and recognized ratably over the applicable vesting period. We recognized compensation expense associated with non-vested restricted stock totaling $596 and $1,218 for the quarter and six months ended June 30, 2006. At December 31, 2005, we presented unrecognized amortization as a contra-equity account called “Deferred Compensation” totaling $3,803.
     The following table summarizes the change in non-vested restricted stock from December 31, 2005 to June 30, 2006:

	Non-vested Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2005	786,170	$5.74
Granted	107,375	$23.89
Vested	(79,752)	$6.04
Forfeited	(24,544)	$6.36

Balance at June 30, 2006	789,249	$8.16

(d) Common Shares Issued for Acquisitions:
     In accordance with the agreements relating to the acquisitions of Parchman Energy Group, Inc. and MGM Well Services, Inc., entered into in February 2005 and December 2004, respectively, we issued 1,000,000 shares and 164,210 shares, respectively, to the former owners of these companies during the first quarter of 2006, based upon our operating results. As a result of these issuances, we recorded common stock and additional paid-in capital totaling $27,359 with a corresponding increase in goodwill.
9. Earnings per Share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock, contingent shares, stock warrants and convertible debentures, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2006
	2006	2005	2006	2005
	(unaudited, in thousands)
Weighted average basic common shares outstanding	67,067	43,471	61,366	42,477
Effect of dilutive securities:
Employee stock options	1,715	456	1,684	388
Non-vested restricted stock	283	430	295	413
Contingent shares (a)	—	—	608	—
Stock warrants (b)	—	4,021	—	3,848

Weighted average diluted common and potential common shares outstanding	69,065	48,378	63,953	47,126

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.

(b)	All outstanding stock warrants were exercised or cancelled as of September 12, 2005, the date of the Combination.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the three months and six months ended June 30, 2006 and 2005. If these potential common shares were included, the impact would have been a decrease in weighted average shares outstanding of 5,758 shares and 2,895 shares for the three months and six months ended June 30, 2006, respectively, resulting in diluted weighted average shares of 69,059,398 shares and 63,949,771 shares, respectively. The impact for the three months and six months ended June 30, 2005 would have been a decrease in weighted average shares of 150,067 shares and 193,532 shares, respectively, resulting in diluted weighted average shares of 48,227,967 shares and 46,932,588 shares, respectively. If these anti-dilutive potential common shares had been included in the calculation of diluted weighted average shares, there would have been no impact on diluted earnings per share as disclosed for all periods presented in the accompanying income statements.
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
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of June 30, 2006. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Three Months Ended June 30, 2006
Revenue from external customers	$183,270	$51,150	$41,006	$—	$275,426
EBITDA, as defined	$49,091	$18,236	$5,188	$(3,988)	$68,527
Depreciation and amortization	$14,001	$2,284	$575	$265	$17,125

Operating income (loss)	$35,090	$15,952	$4,613	$(4,253)	$51,402
Capital expenditures	$57,483	$12,990	$2,575	$379	$73,427

As of June 30, 2006
Segment assets	$867,351	$168,398	$93,577	$121,195	$1,250,521

Three Months Ended June 30, 2005
Revenue from external customers	$112,866	$28,762	$27,011	$—	$168,639
EBITDA, as defined	$23,739	$8,647	$3,516	$(1,127)	$34,775
Depreciation and amortization	$8,634	$1,322	$369	$479	$10,804

Operating income (loss)	$15,105	$7,325	$3,147	$(1,606)	$23,971
Capital expenditures	$15,923	$5,938	$614	$92	$22,567

As of December 31, 2005
Segment assets	$706,135	$137,556	$74,344	$19,618	$937,653

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Six Months Ended June 30, 2006
Revenue from external customers	$374,359	$95,180	$81,623	$—	$551,162
EBITDA, as defined	$103,701	$34,256	$10,734	$(7,927)	$140,764
Depreciation and amortization	$26,835	$4,302	$1,078	$637	$32,852

Operating income (loss)	$76,866	$29,954	$9,656	$(8,564)	$107,912
Capital expenditures	$97,832	$25,706	$6,138	$2,747	$132,423

Six Months Ended June 30, 2005
Revenue from external customers	$218,259	$55,356	$56,275	$—	$329,890
EBITDA, as defined	$49,848	$16,519	$7,453	$(1,933)	$71,887
Depreciation and amortization	$16,750	$2,537	$745	$546	$20,578

Operating income (loss)	$33,098	$13,982	$6,708	$(2,479)	$51,309
Capital expenditures	$31,560	$9,821	$925	$378	$42,684
     The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2006:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2005	$247,792	$33,827	$16,678	$298,297
Acquisitions	19,602	—	—	19,602
Stock issued in accordance with earn-out provisions of purchase agreements	27,359	—	—	27,359
Contingency adjustment and other	(251)	—	—	(251)
Foreign currency translation	1,514	—	163	1,677

Balance at June 30, 2006	$296,016	$33.827	$16,841	$346,684

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
12. Recent accounting pronouncements:
     In June 2006, the FASB issued an interpretation entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48.” FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold, should be derecognized in the first financial reporting period that the threshold is no longer met. FIN 48 becomes effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We are currently evaluating the effect this pronouncement may have on our financial position, results of operations and cash flows.
13. Subsequent events:
     On July 17, 2006, we acquired all the assets of CHB Holdings Partnership, Ltd. (“CHB”), a fluid handling and disposal services business located in Henderson, Texas, for $12,738 in cash. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of CHB in our completion and production services business segment from the date of acquisition. We believe this acquisition is complementary to our fluid handling business in the Bossier Trend region of east Texas. We acquired CHB with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     On July 28, 2006, we acquired all of the outstanding equity interests of the Turner group of companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Loyd Jones Well Service, LLC) for $53,778 in cash, subject to a final working capital adjustment. The Turner group of companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Turner in our completion and production services business segment from the date of acquisition. We believe this acquisition will supplement our completion and production services business in the Mid-continent region. We acquired Turner with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     On July 31, 2006, we acquired certain assets of Quinn Well Control Ltd. (“Quinn”), a slickline business located in Grande Prairie, Alberta, Canada, for $8,876 in cash. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Quinn in our completion and production services business segment from the date of acquisition. We believe this acquisition will enhance our Canadian slick-line business and expand our geographic reach in northern Alberta and northeast British Columbia. We acquired Quinn with funds from current operations.

     On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C. (“Pinnacle”), a drilling company located in Tolar, Texas, for $31,633 in cash. Pinnacle operates three drilling rigs, two in the Barnett Shale region in north Texas and one in east Texas. The purchase price allocation for Pinnacle has not yet been finalized. We will include the accounts of Pinnacle in our drilling services business segment from the date of acquisition. We believe this acquisition will increase our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expand our capacity to drill deep and horizontal wells, which are sought by our customers in this region. We acquired Pinnacle with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2006 and for the three months and six month ended June 30, 2006 and 2005, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
General
     The primary factor influencing demand for our services and products is the level of drilling, completion and maintenance activity of our customers, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling, completion and maintenance budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices. During the first six months of 2006, oil commodity prices increased due to worldwide demand for energy and other global and domestic economic factors, while natural gas prices decreased from recent record levels due to short-term oversupply in the market, but still remained high compared to historical averages. The price of a barrel of crude oil reached an all-time high in recent months and continues to remain higher in 2006 than for the comparable period in 2005.
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating rig counts:
United States	1,635	1,339	1,578	1,311
Canada	292	246	477	372
Gulf of Mexico	91	90	84	126

Total North America	2,018	1,675	2,139	1,809

     We continue to evaluate demand for our services and are currently investing in equipment in order to place more equipment into service to meet customer demand.
Outlook
     Our growth strategy includes a focus on internal growth in our current basins by increasing current equipment utilization, adding additional like kind equipment and expanding service and product offerings. In addition, we identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $36.5 million to acquire three companies during the six months ended June 30, 2006 and an additional $107.0 million to acquire four other companies in July 2006 (see “Acquisitions”).
     During the quarter and six months ended June 30, 2006, we invested $73.5 million and $132.4 million, respectively, in equipment additions and other capital expenditures. We increased our capital expenditures budget for 2006 by $30.0 million to a total of approximately $230.0 million to purchase additional equipment in an effort to meet customer demand for our services and products. For the twelve months ended June 30, 2006, our capital expenditures have exceeded $217.0 million, the majority of which related to growth capital. Due to the timing of project completion and the logistics associated with placing equipment into service, we do not believe our operating results as of June 30, 2006 reflect the full benefit of this growth capital investment. We do expect to see this benefit in future quarters, reflected as revenue growth throughout 2006 and beyond associated with this and future capital investments. Our future results remain subject, however, to the risks described in our 10-Q for the quarter ended March 31, 2006.

     We expect to continue to invest in equipment and to evaluate complementary acquisition targets. We believe North American oilfield activity levels will remain high, especially in the Rocky Mountain region, Barnett Shale of north Texas, Anadarko basin in the Mid-continent region, and Fayetteville Shale in Arkansas (a new basin we entered in late 2005 with the strategic acquisition of Big Mac). The outlook for 2006 remains positive from an activity and pricing perspective. Consistent with the prior year, we experienced a slight decline in sales in Canada, and, to a lesser extent, in the Rocky Mountain region during the second quarter of 2006, when compared to the first quarter of the year, due to seasonality as weather conditions make it difficult to conduct oil and gas field service operations in these regions during this time of the year.
Acquisitions
     During the first quarter of 2006, we acquired the operating assets of Outpost Office Inc., an oilfield equipment rental company in Grand Junction, Colorado (“Outpost”), for $6.5 million in cash, as well as the equity interests of The Rosel Company, a cased-hole and open-hole electric-line business based in Liberal, Kansas (“Rosel”), for approximately $12.0 million in cash, net of cash acquired and debt assumed. Since March 31, 2006, we acquired several complementary businesses, which are described below.
     On June 30, 2006, we acquired certain operating assets of J&M Rental Tool, Inc dba Arkoma Machine & Fishing Tools, Arkoma Machine Shop, Inc. and N&M Supply, LLC, collectively referred to as “Arkoma”, a provider of rental tools, machining and fishing services in the Fayetteville Shale and Arkoma Basin, located in Ft. Smith, Arkansas. We paid $18.0 million to acquire Arkoma, subject to a final working capital adjustment, and recorded goodwill totaling $9.3 million, which has been allocated entirely to the completion and production services business segment. We believe this acquisition provides a platform to further expand our presence in the Fayetteville Shale and Arkoma Basin and supplement our completion and production services business in that region.
     On July 17, 2006, we acquired all the assets of CHB Holdings Partnership, Ltd. (“CHB”), a fluid handling and disposal services business located in Henderson, Texas, for $12.7 million in cash. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of CHB in our completion and production services business segment from the date of acquisition. We believe this acquisition is complementary to our fluid handling business in the Bossier Trend region of east Texas. We acquired CHB with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     On July 28, 2006, we acquired all of the outstanding equity interests of the Turner group of companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Loyd Jones Well Service, LLC) for $53.8 million in cash subject to a final working capital adjustment. The Turner group of companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Turner in our completion and production services business segment from the date of acquisition. We believe this acquisition will supplement our completion and production services business in the Mid-continent region. We acquired Turner with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     On July 31, 2006, we acquired certain assets of Quinn Well Control Ltd. (“Quinn”), a slickline business located in Grande Prairie, Alberta, Canada, for $8.9 million in cash. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Quinn in our completion and production services business segment from the date of acquisition. We believe this acquisition will enhance our Canadian slick-line business and expand our geographic reach in northern Alberta and northeast British Columbia. We acquired Quinn with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C. (“Pinnacle”), a drilling company located in Tolar, Texas, for $31.6 million in cash. Pinnacle operates three drilling rigs, two in the Barnett Shale region of north Texas and one in east Texas. The purchase price allocation for Pinnacle has not yet been finalized. We will include the accounts of Pinnacle in our drilling services business segment from the date of acquisition. We believe this acquisition will increase our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expand our capacity to drill deep and horizontal wells, which are sought by our customers in this region. We acquired Pinnacle with a portion of the proceeds from our initial public offering, which had been invested in short-term investments as of June 30, 2006.
     We account for these acquisitions using the purchase method of accounting, whereby the purchase price is allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs with the excess to goodwill. Results of operations related to each acquired company will be included in our combined operations and accounts as of the date of acquisition.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our prospectus filed on April 20, 2006 pursuant to Rule 424(b) of the Securities Act of 1933. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2006, except that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006, which impacted our accounting treatment of employee stock options. See further discussion in our Quarterly Report on Form 10-Q as of March 31, 2006.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2006/	2006/
	6/30/06	6/30/05	2005	2005
	(in thousands)
Revenue:
Completion and production services	$183,270	$112,866	$70,404	62%
Drilling services	51,150	28,762	22,388	78%
Product sales	41,006	27,011	13,995	52%

Total	$275,426	$168,639	$106,787	63%

EBITDA:
Completion and production services	$49,091	$23,739	$25,352	107%
Drilling services	18,236	8,647	9,589	111%
Product sales	5,188	3,516	1,672	48%
Corporate	(3,988)	(1,127)	(2,861)	254%

Total	$68,527	$34,775	$33,752	97%

				Percent
	Six Months	Six Months	Change	Change
	Ended	Ended	2006/	2006/
	6/30/06	6/30/05	2005	2005
	(in thousands)
Revenue:
Completion and production services	$374,359	$218,259	$156,100	72%
Drilling services	95,180	55,356	39,824	72%
Product sales	81,623	56,275	25,348	45%

Total	$551,162	$329,890	$221,272	67%

EBITDA:
Completion and production services	$103,701	$49,848	$53,853	108%
Drilling services	34,256	16,519	17,737	107%
Product sales	10,734	7,453	3,281	44%
Corporate	(7,927)	(1,933)	(5,994)	310%

Total	$140,764	$71,887	$68,877	96%

     “Corporate” includes amounts related to corporate personnel costs and other general expenses.
     “EBITDA” consists of net income (loss) before interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and six months ended June 30, 2006 and 2005 to the most comparable GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
Quarter Ended June 30, 2006
EBITDA, as defined	$49,091	$18,236	$5,188	$(3,988)	$68,527
Depreciation and amortization	$14,001	$2,284	$575	$265	$17,125

Operating income (loss)	$35,090	$15,952	$4,613	$(4,253)	$51,402

Quarter Ended June 30, 2005
EBITDA, as defined	$23,739	$8,647	$3,516	$(1,127)	$34,775
Depreciation and amortization	$8,634	$1,322	$369	$479	$10,804

Operating income (loss)	$15,105	$7,325	$3,147	$(1,606)	$23,971

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
Six Months Ended June 30, 2006
EBITDA, as defined	$103,701	$34,256	$10,734	$(7,927)	$140,764
Depreciation and amortization	$26,835	$4,302	$1,078	$637	$32,852

Operating income (loss)	$76,866	$29,954	$9,656	$(8,564)	$107,912

Six Months Ended June 30, 2005
EBITDA, as defined	$49,848	$16,519	$7,453	$(1,933)	$71,887
Depreciation and amortization	$16,750	$2,537	$745	$546	$20,578

Operating income (loss)	$33,098	$13,982	$6,708	$(2,479)	$51,309

     Our revenue and EBITDA results for the indicated periods generally increased due to the contribution of companies acquired and an increase in oilfield activity in North America as a result of higher commodity prices throughout the applicable periods.
     Below is a more detailed discussion of our operating results by segment for these periods.
Quarter and Six Months Ended June 30, 2006 Compared to the Quarter and Six Months Ended June 30, 2005 (Unaudited)
Revenue
     Revenue for the quarter ended June 30, 2006 increased by 63%, or $106.8 million, to $275.4 million from $168.6 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006 compared to the respective period in 2005, revenue increased by 67%, or $221.3 million, to $551.2 million from $329.9 million. These increases by segment were as follows:
•	Completion and Production Services. Segment revenue increased $70.4 million for the quarter and $156.1 million for the six months resulting primarily from: (1) strong activity levels; (2) investment in acquisitions during the second half of 2005 including the acquisitions of the equity interests of Roustabout Specialties, Inc. and the Big Mac group of companies (Big Mac Transports, LLC, Big Mac Tank Trucks, LLC and Fugo Service, LLC) (“Big Mac”) and the acquisition of the assets of Wolsey Well Services, Inc., and the acquisitions of the assets of Outpost and the equity interests of Rosel during January 2006, each of which provided incremental revenues for 2006 compared to

2005; (3) an increase in revenues earned as a result of additional capital investment in the coiled tubing, well servicing, rental and fluid-handling businesses; and (4) an improved pricing environment for our services and products.

•	Drilling Services. Segment revenue increased $22.4 million for the quarter and $39.8 million for the six months, primarily due to: (1) higher utilization of our drilling equipment; (2) more favorable pricing; (3) continued capital investment in our Barnett Shale-focused drilling business during the first half of 2006; and (4) investment in drilling logistics equipment used throughout our service areas.

•	Product Sales. Segment revenue increased $14.0 million for the quarter and $25.3 million for the six months, fueled by an incremental increase in supply store sales as a result of the acquisition of two new supply stores in late 2005, and the opening of several other supply stores during 2005, as well as increased product sales in Southeast Asia. During the second quarter of 2006, we introduced tubular equipment, a new product line offered by our supply stores, which has contributed to increased sales in 2006 compared to 2005.
     Our operating results also reflect seasonality in Canada and, to a lesser extent, in the Rocky Mountain region of the United States, associated with weather conditions that typically make oil and gas operations in these areas difficult during the second quarter of the year.
Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased 58%, or $62.5 million, to $170.3 million for the quarter ended June 30, 2006 from $107.7 million for the quarter ended June 30, 2005. For the six-month periods ended June 30, 2006 and 2005, the increase was 60%, or $126.2 million. The following table summarizes service and product expenses as a percentage of revenues for the quarters and six months ended June 30, 2006 and 2005:

	Service and Product Expense as a Percentage of Revenue
	Quarter Ended		Six Months Ended		Change
	6/30/06	6/30/05	6/30/06	6/30/05	Quarter	Six Months
Segment:
Completion and Production services	61%	63%	60%	62%	(2%)	(2%)
Drilling services	55%	58%	55%	58%	(3%)	(3%)
Product sales	76%	75%	76%	76%	1%	—
Total	62%	64%	61%	64%	(2%)	(3%)
     The decline in service and product expenses as a percentage of revenue reflects improved margins as a result of: (1) a favorable mix of services and products, (2) improved pricing for our services, as more revenue was earned in 2006 from higher margin services in the United States and (3) a general increase in customer demand for oil and gas services and products throughout 2005 and the first half of 2006. We were able to obtain more favorable pricing for our drilling services business segment compared to the other two segments for these periods as a result of higher customer demand for drilling services primarily in the Barnett Shale region of north Texas. Margins associated with our products business declined slightly during the second quarter of 2006 compared to the respective period in 2005, due primarily to the product mix and costs associated with opening new supply stores.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased 40%, or $10.5 million, for the quarter ended June 30, 2006 to $36.6 million from $26.1 million during the quarter ended June 30, 2005. For the six months ended June 30, 2006, selling, general and administrative expenses increased 55%, or $26.2 million compared to the same period in 2005. These expense increases were primarily due to acquisitions, which provided additional headcount, property rental expense, insurance expense and other administrative costs. In addition, as a result of the Combination, we employed additional senior officers and key members of management at our corporate office, incurred consulting costs associated with information technology and Sarbanes-Oxley projects, incurred additional outside accounting and tax consulting fees associated with audits of subsidiaries and tax compliance, recorded incremental costs of approximately $1.0 million related to amortization of non-vested restricted stock and incurred approximately $0.5 million of expense associated with employee stock options as a result of the adoption of SFAS No. 123R on January 1, 2006. As a percentage of revenues, selling, general and administrative expense declined to 13% for the six months ended June 30, 2006 compared to 15% for the six months ended June 30, 2005.
Depreciation and Amortization
     Depreciation and amortization expense increased 59%, or $6.3 million to $17.1 million for the quarter ended June 30, 2006 from $10.8 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, depreciation and amortization expense increased 60%, or $12.3 million compared to the same period in 2005. The increase in depreciation and amortization expense was the result of placing into service equipment that was purchased after July 1, 2005 and prior to June 30, 2006. During this twelve-month period, we purchased assets totaling approximately $217.0 million. In addition, we recorded depreciation and amortization expense totaling $3.5 million during the six months ended June 30, 2006 associated with business acquired after June 30, 2005. As a percentage of revenue, depreciation and amortization expense was 6% for the quarters and six-month periods ended June 30, 2006 and 2005.
Interest Expense
     Interest expense was $9.5 million and $5.6 million for the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, interest expense was $20.2 million compared to $9.6 million for the same period in 2005. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, as we entered into a credit facility in association with the Combination, which included borrowings of approximately $146.9 million to fund a dividend to stockholders of record after the closing of the Combination on September 12, 2005. Additional borrowings under our debt facilities were used to fund acquisitions and for investment in capital expenditures. The weighted-average interest rate of borrowings outstanding at June 30, 2006 and 2005 was approximately 7.6% and 6.5%, respectively. The increase in the borrowing rate was due to higher borrowings under variable interest rate facilities and a general increase in LIBOR and the U.S. prime interest rate throughout 2005 and into 2006.
Interest Income
     Interest income was $1.0 million for the quarter and six months ended June 30, 2006. This interest income was earned on cash invested in short-term municipal bond funds and similar investments. The cash was received as a portion of the net proceeds from our initial public offering in April 2006. The balance of these short-term investments at June 30, 2006 was approximately $112.2 million.
Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.
     Tax expense was 37.1% and 36.0% of pretax income for the quarters ended June 30, 2006 and 2005, respectively, and 37.6% and 35.9% of pretax income for the six months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate in 2006 reflects the composition of earnings in domestic versus foreign tax jurisdictions, the effect of state and provincial income taxes and the timing of the use of net operating loss carry forwards, primarily in 2005. The effective rates for 2006 also reflect the benefit derived from tax-free and tax-advantaged interest income received during the quarter and six months ended June 30, 2006.
Minority Interest
     The results of operations for the quarter and six months ended June 30, 2005 reflect the minority ownership interest in CES and IEM held by parties other than the majority stockholder of the pre-Combination entities. See discussion of the Combination at “Overview”. This minority interest was acquired by us during the Combination on September 12, 2005.
     For the quarter and six months ended June 30, 2006, minority interest represents an ownership interest by an unrelated third party in the assets of Premier Integrated Technologies, Inc. (“Premier”), a company that we acquired on January 1, 2005. We have consolidated Premier in our accounts since the date of acquisition and record minority interest to reflect the ownership held by this third party.
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
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in an initial public offering at an initial offering price to the public of $24.00 per share, which provided proceeds of approximately $292.5 million less underwriter’s fees. We used these funds to retire principal and interest outstanding under our U.S. revolving credit facility on April 28, 2006 totaling approximately $127.5 million, to pay transaction costs of approximately $3.4 million and invested the remaining funds in tax-free and tax-advantaged municipal bonds and similar financial instruments. Of this amount, we utilized $116.3 million to acquire Arkoma, CHB, Turner and Pinnacle. The remaining proceeds from our initial public offering were $13.9 million as of August 2, 2006.
     We anticipate that we will rely on cash generated from operations, proceeds from our initial public offering, borrowings under our revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. We believe that our operating cash flows, remaining proceeds from our initial public offering and availability under our revolving credit facility will be sufficient to fund our operations for the next twelve months. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Cash flows provided by (used in):
Operating activities	$73,440	$34,365
Financing activities	203,612	22,119
Investing activities	(277,513)	(52,677)
     Net cash provided by operating activities increased $39.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2005 and into the first half of 2006 as demand for our services grew, resulting in more billable hours and more favorable billing rates, while we continued to expand our current business and enter new markets through acquisitions (Fayetteville Shale entry in late 2005 and supplemented by the acquisition of Arkoma on June 30, 2006) and capital investment. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash provided by financing activities increased $181.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The primary source of funds from financing activities was the receipt of net proceeds from our initial public offering in April 2006, which provided approximately $289.2 million. In addition, we borrowed approximately $18.4 million to fund the acquisitions of Outpost and Rosel in January 2006. The primary use of funds from financing activities was to repay $127.5 million outstanding under our U.S. revolving credit facility as of April 2006. For the first half of 2005, we refinanced our term loan and revolving credit facilities, borrowed $9.8 million to acquire Parchman and borrowed additional funds for general corporate purposes. In addition, we received $10.5 million from our primary stockholder. Our long-term debt balances, including current maturities, were $440.8 million and $270.5 million at June 30, 2006 and 2005, respectively.
     Net cash used in investing activities increased by $224.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, reflecting an incremental increase in funds used for acquisitions and capital expenditures in 2006 of $26.3 million and $89.7 million, respectively. In addition, we invested $165.0 million in short-term investments, of which we sold $52.8 million and used the proceeds to acquire Arkoma for $18.0 million, to make scheduled principal and interest payments on our Credit Facility, to pay estimated federal income taxes and for other general corporate purposes. Significant capital equipment expenditures in 2006 included drilling rigs, well services rigs, fluid-handling equipment, rental equipment and coiled tubing equipment.
Dividends
     We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our current term loan and revolving debt facility, as amended on March 29, 2006, contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness
     On March 29, 2006, we amended and restated our existing senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provides for a $170.0 million U.S. revolving credit facility that will mature in 2010, a $30.0 million Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our subsidiaries, as the borrower thereunder) that will mature in 2010 and a $419.0 million term loan credit facility that will mature in 2012. Subject to certain limitations, we have the ability to increase the aggregate commitment under the amended Credit Agreement by a total of up to $150.0 million upon receiving commitments from one or more of our lenders totaling the amount of the increase, and/or decrease or reallocate the commitments under the various aforementioned credit facilities. In addition, certain portions of the credit facilities are available to be borrowed in U.S. Dollars, Canadian Dollars, Pounds Sterling, Euros and other currencies approved by the lenders.
     Subject to certain limitations, we have the ability to elect how interest under the Credit Agreement will be computed. Interest under the Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 1.25% and 2.75% per annum (with the applicable margin depending upon our ratio of total debt to EBITDA (as defined in the agreement)) for revolving advances and 2.5% for term advances, or (2) the Canadian Base Rate (i.e., the higher of the Canadian bank’s prime rate or the CDOR rate plus 1.0%), in the case of Canadian loans or the greater of the prime rate and the federal funds rate plus 0.5%, in the case of U.S. loans, plus an applicable margin between 0.25% and 1.75% per annum for revolving advances and 1.5% for term advances. If an event of default exists under the Credit Agreement, advances will bear interest at the then-applicable rate plus 2%. Interest is payable quarterly for base rate loans and at the end of applicable interest periods for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. These covenants require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions including requirements of: (a) total debt to EBITDA, as defined, (b) total senior secured debt to EBITDA, as defined; (c) EBITDA, as defined, to total interest expense; and (d) other conditions as specified in the agreement. We were in compliance with all debt covenants under the amended Credit Facility as of June 30, 2006.

     Concurrently with the completion of the Combination, we borrowed approximately $450.0 million under the Credit Agreement as of the closing of the Combination to: (i) finance the Combination (including the payment of the Dividend) and (ii) repay in full indebtedness outstanding under our previous credit agreements. Future borrowings under the revolving credit facilities under the Credit Agreement are available for working capital and general corporate purposes. The revolving facilities under the Credit Agreement may be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Agreement, including certain financial covenants, but the term credit facility under the Credit Agreement may not be reborrowed once repaid. The Credit Agreement provides for repayment of the principal of the term facility in quarterly installments of $1.1 million and payable on each March 31, June 30, September 30 and December 31, commencing March 31, 2006. The required principal payment of $1.1 million was made as of June 30, 2006.
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
     Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.66% at June 30, 2006, while borrowings under the Canadian revolving credit facility bore interest at a rate of 7.25%. No borrowings were outstanding under the U.S. revolving credit portion of this facility at June 30, 2006. For the six months ended June 30, 2006, the weighted average interest rate on borrowings under the amended Credit Facility was approximately 7.63%. In addition, there were letters of credit outstanding which totaled $10.3 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at June 30, 2006, and we incurred fees of 2.25% of the total amount outstanding under these letter of credit arrangements.
     In accordance with the subordinated notes issued in conjunction with the acquisition of Parchman Energy Group Inc. (“Parchman”) in February 2005, all principal and interest under these note arrangements totaling $5.0 million was repaid as of May 2, 2006.
Other Arrangements
     We received $7.4 million from customers in 2005 as advance payments on the construction and operation of two drilling rigs for our contract drilling operations in north Texas. The drilling rigs were completed and placed into service in October 2005 and January 2006. Revenue is being recognized over the agreed service contract. The unearned revenue related to these contracts at June 30, 2006 totaled $2.7 million and has been recorded as a liability on the accompanying consolidated balance sheet. We expect to recognize all revenues under these contracts prior to December 31, 2006. Revenue will only be recorded as it is earned.
     We paid $5.8 million in May 2006 related to certain earn-out commitments associated with acquisitions completed in 2004 and 2005. This amount was accrued as of December 31, 2005, with an offsetting increase in goodwill at that time. In the second quarter of 2006, we paid an additional $0.3 million related to an earn-out agreement for a 2004 acquisition, and recorded this payment as an increase in goodwill as of June 30, 2006. These payments represent final settlement of our commitments under these earn-out arrangements.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2005, except for additional borrowings under our U.S. revolving credit facility to fund acquisitions and capital expenditures prior to April 28, 2006, at which time all amounts outstanding under the U.S. revolving credit portion of the facility was repaid with proceeds from our initial public offering.

     We have entered into agreements to purchase certain oil and gas equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We expect to spend approximately $230.0 million for capital expenditures in 2006, of which $132.4 million has been incurred during the six months ended June 30, 2006.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, the remaining proceeds from our initial public offering and borrowings under our revolving credit facility for this purpose.
Recent Accounting Pronouncements
     In June 2006, the FASB issued an interpretation entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48.” FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold, should be derecognized in the first financial reporting period that the threshold is no longer met. FIN 48 becomes effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We are currently evaluating the effect this pronouncement may have on our financial position, results of operations and cash flows.
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
     For the six months ended June 30, 2006, approximately 10% of our revenues and 11% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and six months ended June 30, 2006 by approximately $0.3 million and $0.7 million, respectively. We do not currently use hedges or forward contracts to offset this risk.

     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and six months ended June 30, 2006 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     All of our bank debt is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of June 30, 2006, a 100 basis point increase in interest rates would increase interest expense by approximately $4.4 million per year and reduce operating cash flows by approximately $2.8 million.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
Item 1A. Risk Factors.
     There have been no material changes to our risk factors disclosed in our Quarterly Report on Form 10-Q as of March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During April 2006, we issued 3,272 shares of our common stock to a former employee of Parchman related to unvested restricted stock upon termination.
     The Compensation Committee of our Board of Directors authorized the issuance of 64,800 non-vested restricted shares to our officers and employees on April 20, 2006. We granted 64,800 non-vested restricted shares on April 20, 2006 to officers and employees at fair value on the date of grant, or $24.00 per share. We also issued an aggregate of 16,672 non-vested restricted shares on April 20, 2006 to directors at $24.00 per share. These non-vested restricted share grants are subject to forfeiture restrictions over the related vesting terms.
     The issuances of these shares to the former Parchman employee and the option and non-vested restricted stock grants under our long-term incentive plan were made pursuant to the exemption available under Regulation D, or Section 4(2) of the Securities Act of 1933.
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
     The gross proceeds of our initial public offering based on the public offering price of $24.00 per share were approximately $312.0 million. The net proceeds to us were $289.1 million after deducting underwriter discounts and commissions of approximately $19.5 million and other expenses related to the offering of approximately $3.4 million. We also paid for legal fees incurred by the selling stockholders. Other than for such fees, no fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate. The proceeds received from our initial public offering were used to retire outstanding borrowings and accrued interest under our U.S. revolving credit facility on April 28, 2006 totaling $127.5 million. The remaining proceeds, totaling approximately $165.0 million, were invested in tax-free municipal bonds and financial instruments. Of these funds, we used $52.8 million during the second quarter of 2006 to fund: (1) scheduled principal and interest payments under the Credit Facility, (2) $18.0 million to acquire Arkoma on June 30, 2006, (3) a quarterly estimated federal income tax payment, and (4) general corporate purposes. Through August 2, 2006, we utilized an additional $98.3 million of these funds to acquire CHB, Turner and Pinnacle. Remaining proceeds from our initial public offering at August 2, 2006 was $13.9 million.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
Increase in Executive Salaries.
     The Compensation Committee of our Board of Directors reviewed a market study of compensation practices of peer positions in the oilfield services and general industry prepared by its external executive compensation consultant. Based on the consultant’s analysis and recommendations, the Compensation Committee approved the following base salary increases, effective April 22, 2006:

		Former Base	New Base
Employee	Title	Salary	Salary
Joseph C. Winkler	President and Chief Executive Officer	$400,000	$520,000
J. Michael Mayer	Senior Vice President and Chief Financial Officer	$250,000	$290,000
James F. Maroney, III	Vice President, Secretary and General Counsel	$225,000	$240,000
Kenneth L. Nibling	Vice President—Human Resources and Administration	$205,000	$225,000
Robert L. Weisgarber	Vice President—Accounting and Controller	$175,000	$185,000

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 303 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

Date: August 4, 2006	By:	/s/ J. Michael Mayer

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