Form 10-Q
period 2006-09-30
Complete Production Services, Inc.
filed 2006-11-03
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑    No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer☐                    Accelerated filer☐                    Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of November 1, 2006: 70,658,738

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
September 30, 2006 (unaudited) and December 31, 2005

	2006	2005
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,324	$11,405
Trade accounts receivable, net	254,999	158,022
Inventory, net	41,345	32,066
Prepaid expenses	12,462	25,333
Other current assets	126	1,992
Current assets held for sale	20,687	18,668

Total current assets	338,943	247,486
Property, plant and equipment, net	641,880	383,707
Intangible assets, net of accumulated amortization of $3,055 and $1,370, respectively	7,134	4,235
Deferred financing costs, net of accumulated amortization of $340 and $96, respectively	2,086	2,048
Goodwill	387,092	295,195
Other long-term assets	304	275
Long-term assets held for sale	4,792	4,707

Total assets	$1,382,231	$937,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,920	$5,950
Accounts payable	64,901	46,264
Accrued liabilities	46,062	40,211
Unearned revenue	498	6,407
Notes payable	925	14,985
Taxes payable	21,574	936
Current liabilities of held for sale operations	4,941	5,450

Total current liabilities	144,821	120,203
Long-term debt	502,380	509,981
Deferred income taxes	62,947	54,084
Minority interest	2,507	2,365
Long-term liabilities of held for sale operations	250	259

Total liabilities	712,905	686,892
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 69,831,221 (2005 — 55,531,510) issued	698	555
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	536,518	220,786
Retained earnings	112,391	16,885
Treasury stock, 35,570 shares at cost	(202)	(202)
Deferred compensation	—	(3,803)
Accumulated other comprehensive income	19,921	16,540

Total stockholders’ equity	669,326	250,761

Total liabilities and stockholders’ equity	$1,382,231	$937,653

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenue:
Service	$287,991	$166,555	$757,530	$440,170
Product	34,043	20,594	91,386	58,455

	322,034	187,149	848,916	498,625
Service expenses	160,695	104,659	435,529	271,769
Product expenses	25,213	14,696	67,038	42,376
Selling, general and administrative expenses	42,887	26,784	115,085	73,511
Depreciation and amortization	21,005	12,282	53,611	32,673

Income from continuing operations before interest, taxes and minority interest	72,234	28,728	177,653	78,296
Interest expense	9,142	5,968	29,312	15,616
Interest income	(256)	—	(1,278)	—
Write-off of deferred financing costs	—	2,844	—	2,844

Income from continuing operations before taxes and minority interest	63,348	19,916	149,619	59,836
Taxes	23,800	8,714	56,411	23,408

Income from continuing operations before minority interest	39,548	11,202	93,208	36,428
Minority interest	(121)	(6,186)	23	380

Income from continuing operations	39,669	17,388	93,185	36,048
Income from discontinued operations (net of tax expense of $169, $57, $911 and $326, respectively)	570	393	2,321	1,864

Net income	$40,239	$17,781	$95,506	$37,912

Earnings per share information:
Continuing operations	$0.57	$0.38	$1.45	$0.83
Discontinued operations	$0.01	$0.01	$0.04	$0.04

Basic earnings per share	$0.58	$0.39	$1.49	$0.87

Continuing operations	$0.55	$0.34	$1.40	$0.74
Discontinued operations	$0.01	$0.01	$0.03	$0.04

Diluted earnings per share	$0.56	$0.35	$1.43	$0.78

Weighted average shares:
Basic	69,816	45,961	64,216	43,651
Diluted	71,738	50,896	66,587	48,397
Consolidated Statements of Comprehensive Income
Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$40,239	$17,781	$95,506	$37,912
Change in cumulative translation adjustment	419	3,023	3,381	1,698

Comprehensive income	$40,658	$20,804	$98,887	$39,610

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2006 (unaudited)

							Accumulated
			Additional				Other
	Number	Common	Paid-in	Treasury	Retained	Deferred	Comprehensive
	of Shares	Stock	Capital	Stock	Earnings	Compensation	Income	Total
	(In thousands, except share data)
Balance at December 31, 2005	55,531,510	$555	$220,786	$(202)	$16,885	$(3,803)	$16,540	$250,761
Adoption of SFAS No. 123R	—	—	(3,803)	—	—	3,803	—	—
Net income	—	—	—	—	95,506	—	—	95,506
Cumulative translation adjustment	—	—	—	—	—	—	3,381	3,381
Issuance of common stock:
Net proceeds from initial public offering	13,000,000	130	288,505	—	—	—	—	288,635
Acquisition of Parchman	1,000,000	10	23,490	—	—	—	—	23,500
Acquisition of MGM	164,210	2	3,857	—	—	—	—	3,859
Exercise of stock options	63,963	—	273	—	—	—	—	273
Expense related to employee stock options	—	—	1,092	—	—	—	—	1,092
Excess tax benefit from share-based compensation	—	—	461	—	—	—	—	461
Vested restricted stock	71,538	1	(1)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	1,858	—	—	—	—	1,858

Balance at September 30, 2006	69,831,221	$698	$536,518	$(202)	$112,391	$—	$19,921	$669,326

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$95,506	$37,912
Items not affecting cash:
Depreciation and amortization	53,978	32,902
Deferred income taxes	6,308	19,276
Minority interest	23	380
Excess tax benefit from share-based compensation	(461)	—
Non-cash compensation expense	2,950	452
Other	2,033	3,753
Changes in operating assets and liabilities:
Accounts receivable	(82,986)	(43,718)
Inventory	(9,326)	(16,489)
Prepaid expense and other current assets	11,149	(6,901)
Accounts payable	13,764	16,265
Accrued liabilities and other	17,759	4,638

Net cash provided by operating activities	110,697	48,470

Investing activities:
Business acquisitions, net of cash acquired	(168,656)	(18,163)
Additions to property, plant and equipment	(215,204)	(84,885)
Purchase of short-term securities	(165,000)	—
Proceeds from sale of short-term securities	165,000	—
Proceeds from disposal of capital assets/other	3,333	3,903

Net cash used in investing activities	(380,527)	(99,145)

Financing activities:
Issuances of long-term debt	311,796	634,109
Repayments of long-term debt	(319,961)	(413,055)
Net repayments under lines of credit	—	(17,060)
Repayment of convertible debentures	—	(4,069)
Repayment of notes payable	(13,659)	(1,203)
Proceeds from issuances of common stock	290,087	11,268
Dividend paid	—	(146,890)
Repurchase of common stock/warrants	—	(458)
Deferred financing fees	—	(4,076)
Excess tax benefit from share-based compensation	461	—

Net cash provided by financing activities	268,724	58,566

Effect of exchange rate changes on cash	(975)	(376)

Change in cash and cash equivalents	(2,081)	7,515
Cash and cash equivalents, beginning of period	11,405	11,547

Cash and cash equivalents, end of period	$9,324	$19,062

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$28,250	$14,983
Cash paid for taxes	$27,873	$6,717

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$27,359	$20,118
Non-cash consideration for acquisitions	$—	$7,899
Debt acquired in acquisition	$534	$750
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
     On September 12, 2005, we completed the combination (the “Combination”) of Complete Energy Services, Inc. (“CES”), Integrated Production Services, Inc. (“IPS”) and I.E. Miller Services, Inc. (“IEM”) pursuant to which the CES and IEM shareholders exchanged all of their common stock for common stock of IPS. The Combination was accounted for using the continuity of interests method of accounting, which yields results similar to the pooling of interest method. Subsequent to the Combination, IPS changed its name to Complete Production Services, Inc.
     On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering. See Note 8, Stockholders’ Equity.
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2006 and the statements of operations and the statements of comprehensive income for the three months and nine months ended September 30, 2006, as well as the statement of stockholders’ equity at September 30, 2006 and the statements of cash flows for the nine months ended September 30, 2006 and 2005. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Accordingly, we have revised our financial statements for all periods presented to classify the assets and liabilities of this disposal group as held for sale and the related results of operations as discontinued operations. See Note 10, Discontinued Operations.

2. Business combinations:
(a)	Acquisitions During the Nine Months Ended September 30, 2006:
(i)	Outpost Office Inc. (“Outpost”):

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

(iv)	CHB Holdings Partnership, Ltd. (“CHB”):

On July 17, 2006, we acquired all the assets of CHB Holdings Partnership, Ltd., a fluid handling and disposal services business located in Henderson, Texas, for $12,738 in cash, and recorded goodwill of $8,319, which was allocated entirely to the completion and production services business segment. We believe this acquisition is complementary to our fluid handling business in the Bossier Trend region of east Texas.

(v)	Turner Group of Companies (“Turner”):

On July 28, 2006, we acquired all of the outstanding equity interests of the Turner Group of Companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Lloyd Jones Well Service, LLC) for $54,328 in cash, subject to a final working capital adjustment, and recorded goodwill totaling $14,749. The Turner Group of Companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. We included the accounts of Turner in our completion and production services business segment and believe that Turner will supplement our completion and production business in the Mid-continent region.

(vi)	Quinn Well Control Ltd. (“Quinn”):

On July 31, 2006, we acquired certain assets of Quinn Well Control Ltd., a slick line business located in Grande Prairie, Alberta, Canada, for $8,876 in cash and recorded goodwill of $2,998. We included the accounts of Quinn in our completion and production services business segment. We believe this acquisition will enhance our Canadian slick-line business and expand our geographic reach in northern Alberta and northeast British Columbia.

(vii)	Pinnacle Drilling Co., L.L.C. (“Pinnacle”):

On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C., a drilling company located in Tolar, Texas, for $31,703 in cash and recorded goodwill totaling $1,174. Pinnacle operates three drilling rigs, two in the Barnett Shale region in north Texas and one in east Texas. We included the accounts of Pinnacle in our drilling services business segment. We believe this acquisition will increase our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expand our capacity to drill deep and horizontal wells, which are sought by our customers in this region.

(viii)	Oilfield Airfoam and Rentals I, LP (“Airfoam”):

On August 15, 2006, we acquired substantially all of the assets of Oilfield Airfoam and Rentals I, LP, a fishing and rental services business located in Pocola, Oklahoma, with operations in eastern Oklahoma and western Arkansas, for $6,939 in cash and recorded goodwill totaling $2,990. We may pay up to an additional $1,180 in cash for capital equipment in process at the time of the acquisition but not yet received. We included Airfoam in our completion and production services business segment. We believe this acquisition will complement our completion services business in the Fayetteville Shale.

(ix)	Scientific Microsystems Inc. (“SMI”):

On August 31, 2006, we acquired all the outstanding common stock of Scientific Microsystems, Inc., for $2,900 in cash at closing, with a potential to pay an additional $200 subject to a final working capital adjustment, and recorded goodwill totaling $1,862. SMI is located in Waller, Texas, and is a manufacturer of a conventional line of plunger lift systems and related controllers, and a provider of related engineering services. We may be required to pay up to an additional $800 pursuant to an earn-out agreement with the former owners of SMI, based upon certain defined operating targets for the period from the date of acquisition through September 30, 2007. We included SMI in our completion and production services business segment. We believe the artificial lift systems manufactured by SMI will complement our proprietary Pacemaker Plunger™ product.

(x)	Drilling Fluid Services, LLC (“DFS”) and KCL Company, LLC (“KCL”):

On September 15, 2006, we acquired substantially all of the assets of Drilling Fluid Services, LLC and KCL Company, LLC, each of which is located in Greeley, Colorado, and provide chemicals used for completion services to customers in the Wattenberg Field of the Denver-Julesburg Basin in Colorado. We paid a total of $4,250 in cash, or $2,125 each, to acquire DFS and KCL, and recorded goodwill of $1,825 and $1,800, respectively. We have included the operations of DFS and KCL in our completion and production services business segment. We believe these companies will complement our completion and productions services business in the Rocky Mountain region.

(xi)	Anderson Water Well Service, Ltd. (“Anderson”):

On September 29, 2006, we acquired substantially all of the assets of Anderson Water Well Service, Ltd., located in Bridgeport, Texas, for $10,760 in cash and we recorded goodwill totaling $7,618. In addition, we issued 38,268 shares of our non-vested restricted stock to the former owners of Anderson, valued at $755, which will be expensed ratably through September 29, 2008. Anderson drills wells to source water used for hydraulic fractures in the Barnett Shale. We have included the operations of Anderson in our completion and production services business segment. We believe the acquisition of Anderson will strengthen our current water well-drilling business in the Barnett Shale area.

     Results for each of these acquisitions have been included in our accounts and results of operations since the date of acquisition. We have not yet finalized the purchase price allocations for these acquisitions. The following tables summarize the preliminary purchase price allocations as of September 30, 2006 by geographic area, as indicated:
Texas—US:

	CHB	Pinnacle	Anderson	SMI	Totals
	(unaudited)
Net assets acquired:
Property, plant and equipment	$4,319	$30,379	$2,842	$169	$37,709
Non-cash working capital	—	—	—	564	564
Intangible assets	100	150	300	305	855
Goodwill	8,319	1,174	7,618	1,862	18,973

Net assets acquired	$12,738	$31,703	$10,760	$2,900	$58,101

Consideration:
Cash, net of cash and cash equivalents acquired	$12,738	$31,703	$10,760	$2,900	$58,101

Mid-continent—US:

	Arkoma	Turner	Airfoam	Rosel	Totals
	(unaudited)
Net assets acquired:
Property, plant and equipment	$6,587	$31,313	$4,829	$5,615	$48,344
Non-cash working capital	2,008	7,866	(1,180)	379	9,073
Intangible assets	150	400	300	341	1,191
Deferred tax liabilities	—	—	—	(1,845)	(1,845)
Goodwill	9,257	14,749	2,990	7,997	34,993

Net assets acquired	$18,002	$54,328	$6,939	$12,487	$91,756

Consideration:
Cash, net of cash and cash equivalents acquired	$18,002	$54,328	$6,939	$11,953	$91,222
Debt assumed in acquisition	—	—	—	534	534

Total consideration	$18,002	$54,328	$6,939	$12,487	$91,756

Other:

	Rocky Mountains—US			Canada
	Outpost	KCL	DFS	Quinn	Totals
	(unaudited)
Net assets acquired:
Property, plant and equipment	$4,297	$225	$200	$4,066	$8,788
Non-cash working capital	(225)	—	—	45	(180)
Intangible assets	122	100	100	1,767	2,089
Goodwill	2,348	1,800	1,825	2,998	8,971

Net assets acquired	$6,542	$2,125	$2,125	$8,876	$19,668

Consideration:
Cash, net of cash and cash equivalents Acquired	$6,542	$2,125	$2,125	$8,876	$19,668

Overall Summary:

		Mid-	Rocky
	Texas	continent	Mountains	Canada	Totals
	(unaudited)
Net assets acquired:
Property, plant and equipment	$37,709	$48,344	$4,722	$4,066	$94,841
Non-cash working capital	564	9,073	(225)	45	9,457
Intangible assets	855	1,191	322	1,767	4,135
Deferred tax liabilities	—	(1,845)	—	—	(1,845)
Goodwill	18,973	34,993	5,973	2,998	62,937

Net assets acquired	$58,101	$91,756	$10,792	$8,876	$169,525

Consideration:
Cash, net of cash and cash equivalents acquired	$58,101	$91,222	$10,792	$8,876	$168,991
Debt assumed in acquisition	—	534	—	—	534

Total consideration	$58,101	$91,756	$10,792	$8,876	$169,525

     (b) Pro Forma Results:
     We calculated the pro forma impact of the businesses we acquired on our operating results for the three-month and nine-month periods ended September 30, 2006 and 2005, including the acquisitions of Outpost, Rosel, Arkoma, CHB, Turner, Quinn, Pinnacle, Airfoam, SMI, DFS, KCL and Anderson in 2006, as well as the acquisitions of Parchman Energy Group, Inc. (“Parchman”), which occurred on February 11, 2005, Roustabout Specialties Inc. (“RSI”), which occurred on July 9, 2005 and Spindletop, which occurred on September 29, 2005. The following pro forma results give effect to each of these acquisitions, assuming that each occurred on January 1, 2005.
     We derived the pro forma results of these acquisitions based upon historical financial information obtained from the sellers and certain management assumptions. In addition, we assumed debt service costs related to these acquisitions based upon the actual cash investments, calculated at a rate of 7% per annum, less an assumed tax benefit calculated at our statutory rate of 35%. Each of these acquisitions related to our continuing operations, and, thus, had no pro forma impact on discontinued operations presented on the accompanying statements of operations.
     The following pro forma results do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future.

	Pro Forma Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
Revenue	$335,975	$230,556	$930,606	$636,220
Income before taxes and minority interest	$66,000	$29,444	$165,442	$88,939
Net income	$41,833	$23,611	$105,027	$55,620
Earnings per share:
Basic	$0.60	$0.51	$1.64	$1.27

Diluted	$0.58	$0.46	$1.58	$1.15

3. Inventory:

		Revised
	September 30,	December 31,
	2006	2005
	(unaudited)
Finished goods	$35,818	$30,306
Manufacturing parts and materials	8,125	3,742
Bulk fuel	28	88

	43,971	34,136
Inventory reserves	2,626	2,070

	$41,345	$32,066

4. Accounts receivable:

		Revised
	September 30,	December 31,
	2006	2005
	(unaudited)
Trade accounts receivable	$229,388	$149,864
Unbilled revenue	24,590	9,271
Notes receivable	166	183
Other receivables	2,804	576

	256,948	159,894
Allowance for doubtful accounts	1,949	1,872

	$254,999	$158,022

5. Property, plant and equipment (unaudited):

		Accumulated
September 30, 2006	Cost	Depreciation	Net Book Value
Land	$5,996	$—	$5,996
Building	7,432	794	6,638
Field equipment	605,765	107,954	497,811
Vehicles	45,509	12,172	33,337
Office furniture and computers	8,473	2,632	5,841
Leasehold improvements	6,900	880	6,020
Construction in progress	86,237	—	86,237

	$766,312	$124,432	$641,880

		Accumulated
December 31, 2005	Cost	Depreciation	Net Book Value
Land	$4,906	$—	$4,906
Building	6,798	609	6,189
Field equipment	375,111	63,277	311,834
Vehicles	37,848	8,692	29,156
Office furniture and computers	5,667	1,374	4,293
Leasehold improvements	4,083	507	3,576
Construction in progress	23,753	—	23,753

	$458,166	$74,459	$383,707

     Construction in progress at September 30, 2006 and December 31, 2005 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the nine months ended September 30, 2006, we recorded capitalized interest of $265 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Notes payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We are amortizing the prepaid asset to expense over the policy term, and expect to incur finance charges totaling $268 as interest expense related to this arrangement over the policy term. Of the total amount financed, $925 remains outstanding at September 30, 2006.
7. Long-term debt:
     The following table summarizes long-term debt as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(unaudited)
U.S. term loan facility (a)	$415,800	$418,950
U.S. revolving credit facility (a)	60,702	58,096
Canadian revolving credit facility (a)	25,579	27,016
Subordinated seller notes (b)	3,450	8,450
Capital leases and other	2,769	3,419

	508,300	515,931
Less: current maturities of long-term debt and capital leases	5,920	5,950

	$502,380	$509,981

(a)	Concurrent with the consummation of the Combination on September 12, 2005, we entered into a credit agreement related to a syndicated senior secured credit facility (the “Credit Facility”) pursuant to which all bank debt held by IPS, CES and IEM was repaid and replaced with the proceeds from the Credit Facility. The Credit Facility was comprised of a $420,000 term loan credit facility that will mature in September 2012, a U.S. revolving credit facility of $130,000 that will mature in September 2010, and a Canadian revolving credit facility of $30,000 that will mature in September 2010. Interest on the Credit Facility was to be determined by reference to the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.75% (depending on the ratio of total debt to EBITDA, as defined in the agreement) for revolving advances and a margin of 2.75% for term loan advances. Interest on advances under the Canadian revolving facility was to be calculated at the Canadian Prime Rate plus a margin of 0.25% to 1.75%. Quarterly principal repayments of 0.25% of the original principal amount are required for the term loans, which commenced in December 2005. The agreement governing the Credit Facility contains covenants restricting the levels of certain transactions including: entering into certain loans, the granting of certain liens, capital expenditures, acquisitions, distributions to stockholders, certain asset dispositions and operating leases. The Credit Facility is secured by substantially all of our assets.

On March 29, 2006, our lenders amended and restated the agreement governing the Credit Facility to provide for, among other things: (1) an increase in the amount of the U.S. revolving credit facility to $170,000 from $130,000; (2) an increase in the level of capital expenditures permitted under the agreement for the years ended December 31, 2006 and 2007; (3) a waiver of the requirement to prepay up to $50,000 of term debt using the first $100,000 of proceeds from an equity offering in 2006; and (4) a reduction in the Eurocurrency margin on the term loan to LIBOR plus 2.50%. In addition, at any time prior to the maturity of the facility, and as long as no default or event of default has occurred (and is continuing), we have the right to increase the aggregate commitments under the amended Credit Facility agreement by a total of up to $150,000, subject to receiving commitments from one or more lenders totaling this amount.

On April 28, 2006, we repaid all outstanding borrowings under our U.S. revolving credit facility using a portion of the proceeds from our initial public offering totaling $127,500. See Note 8, Stockholders’ Equity. Subsequently, we borrowed and repaid amounts under the swingline portion of this U.S. revolving facility, resulting in a net borrowing of $60,702 as of September 30, 2006.

We were in compliance with all debt covenants under the amended Credit Facility as of September 30, 2006. Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.66% as of September 30, 2006, while borrowings under the U.S. and Canadian revolving portions of the facility bore interest at 8.75% and 6.50%, respectively. For the three months and nine months ended September 30, 2006, the weighted average interest rate on average borrowings under the amended Credit Facility was approximately 7.73%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $11,700 which reduced the available borrowing capacity as of September 30, 2006. We incurred fees ranging from 1.50% to 2.25% of the total amount outstanding under letter of credit arrangements through September 30, 2006.

(b)	On February 11, 2005, we issued subordinated notes totaling $5,000 to certain sellers of Parchman common shares in connection with the acquisition of Parchman. These notes were unsecured, subordinated to all present and future senior debt and bore interest at 6.0% during the first three years of the note, 8.0% during year four and 10.0% thereafter. The notes matured in early May 2006. On May 3, 2006, we repaid all principal and accrued interest outstanding pursuant to these note agreements totaling $5,029.

We issued subordinated seller notes totaling $3,450 in 2004 related to certain business acquisitions. These notes bear interest at 6% and mature in March 2009.
8. Stockholders’ equity (unaudited):
(a) Initial Public Offering:
     On April 26, 2006, we sold 13,000,000 shares of our common stock, $.01 par value per share, in our initial public offering. These shares were offered to the public at $24.00 per share, and we recorded proceeds of approximately $292,500 after underwriter fees. In addition, we incurred transaction costs of

$3,865 associated with the issuance that were netted against the proceeds of the offering. Our stock began trading on the New York Stock Exchange on April 21, 2006. We used approximately $127,500 of the proceeds from this offering to retire principal and interest outstanding under the U.S. revolving credit facility as of April 28, 2006. Of the remaining funds, approximately $165,000 was invested in tax-free or tax-advantaged municipal bond funds and similar financial instruments with a term of less than one year. We liquidated these short-term investments as of September 30, 2006 to purchase capital assets, to acquire complementary businesses and for other general corporate purposes. We considered our short-term investments as held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as they did not appreciate or depreciate with changes in market value but rather provided only investment income.
     The following table summarizes the pro forma impact of our initial public offering on earnings per share for the three months and nine months ended September 30, 2006 and 2005, assuming the 13,000,000 shares had been issued on January 1, 2005. No pro forma adjustments have been made to net income as reported.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income as reported	$40,239	$17,781	$95,506	$37,912

Basic earnings per share, as reported:
Continuing operations	$0.57	$0.38	$1.45	$0.83
Discontinued operations	$0.01	$0.01	$0.04	$0.04

	$0.58	$0.39	$1.49	$0.87

Basic earnings per share, pro forma:
Continuing operations	$0.57	$0.29	$1.35	$0.64
Discontinued operations	$0.01	$0.01	$0.03	$0.03

	$0.58	$0.30	$1.38	$0.67

Diluted earnings per share, as reported:
Continuing operations	$0.55	$0.34	$1.40	$0.74
Discontinued operations	$0.01	$0.01	$0.03	$0.04

	$0.56	$0.35	$1.43	$0.78

Diluted earnings per share, pro forma:
Continuing operations	$0.55	$0.27	$1.30	$0.59
Discontinued operations	$0.01	$0.01	$0.03	$0.03

	$0.56	$0.28	$1.33	$0.62

(b) Stock-based Compensation:
     We maintain each of the option plans previously maintained by IPS, CES and IEM. Under the three option plans, stock-based compensation could be granted to employees, officers and directors to purchase up to 2,540,485 common shares, 3,003,463 common shares and 986,216 common shares, respectively. The exercise price of each option is based on the fair value of the individual company’s stock at the date of grant. Options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date. Upon exercise of stock options, we issue our common stock.
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

For grants of stock-based compensation between October 1, 2005 and December 31, 2005 (prior to adoption of SFAS No. 123R), we have utilized the modified prospective transition method to record expense associated with these stock-based compensation instruments. Under this transition method, we did not record compensation expense associated with these stock option grants during the period October 1, 2005 through December 31, 2005, but will provide pro forma disclosure, as appropriate. Beginning January 1, 2006, upon adoption of SFAS No. 123R, we began to recognize expense related to these option grants over the applicable vesting period. For the three months and nine months ended September 30, 2006, we recognized expense totaling $76 and $229, respectively, resulting in a reduction of net income of $48 and $143, respectively. There was no impact on basic and diluted earnings per share as reported for the three months and nine months ended September 30, 2006. The unrecognized compensation costs related to the non-vested portion of these awards was $627 as of September 30, 2006 and will be recognized over the remaining term of the respective three-year vesting periods.

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

During the nine months ended September 30, 2006, the Compensation Committee of our Board of Directors authorized the grant of 835,200 employee stock options, 64,800 non-vested restricted shares issuable to our officers and employees and 38,268 non-vested restricted shares issuable in connection with an acquisition in September 2006. Of the stock options authorized, options to purchase 761,400 shares of our common stock were granted on April 20, 2006, options to purchase 7,500 shares of our common stock were granted on May 25, 2006, and options to purchase 47,500 shares of our common stock were granted on September 5, 2006. These stock option grants have an exercise price of $24.00, $23.15 and $23.27, respectively, representing the fair market value on the date of grant, and vest over a three-year term at 33 1/3% per year. Additionally, the directors’ annual grant of 35,000 options (5,000 per director) and director Matthew Ralls’ initial grant of 5,000 stock options were granted, each with a date of grant of April 20, 2006, at an exercise price of $24.00, and which will vest ratably over a four-year term. The directors also received an aggregate of 16,672 shares of non-vested restricted stock on April 20, 2006, representing the same initial and annual grants of restricted stock as for the above options, which will vest over a period of twelve months. The fair value of this stock-based compensation was determined by applying a Black-Scholes option pricing model based on the following assumptions:

	April 20,	May 25,	September 5,
Assumptions:	2006	2006	2006
Risk-free rate	4.99% to 5.02%	4.97%	4.73%
Expected term (in years)	2.2 to 5.1	3.7	2.7 to 3.7
Volatility	37%	37%	38%

Calculated fair value per option	$6.26 to $9.81	$7.91	$6.72 to $7.99
We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the nine months ended September 30, 2006.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $6,374 over the vesting period of these stock options. For the quarter and nine months ended September 30, 2006, we have recognized expense related to these stock option grants totaling $506 and $868, respectively, which represents a reduction of net income before taxes and minority interest. The impact on net income was a reduction of $317 and $539 for the quarter and nine months ended September 30, 2006, respectively, with no impact on diluted earnings per share for the respective periods. The unrecognized compensation costs related to the non-vested portion of these awards was $5,506 as of September 30, 2006 and will be recognized over the applicable remaining vesting periods.

The non-vested restricted shares were granted at fair value on the date of grant. If the restricted non-vested shares are not forfeited, we will recognize compensation expense related to our 2006 grants to officers and employees totaling $1,555 over the three-year vesting period, our 2006 grants to directors totaling $400 over a twelve-month vesting period, and our 2006 grants in connection with acquisitions totaling $1,364 over a twenty-four month vesting period. During the quarter and nine months ended September 30, 2006, we recognized expense totaling $251 and $460, respectively, related to these non-vested restricted shares.

The following tables provide a roll forward of stock options from December 31, 2005 to September 30, 2006 and a summary of stock options outstanding by exercise price range at September 30, 2006:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2005	3,512,444	$5.42
Granted	856,400	$23.95
Exercised	(63,964)	$4.28
Cancelled	(145,184)	$8.08

Balance at September 30, 2006	4,159,696	$9.16

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	September 30,	Remaining	Exercise	September 30,	Exercise
Range of Exercise Price	2006	Life (months)	Price	2006	Price
$2.00 – $2.20	763,154	31	$2.04	503,839	$2.04
$3.94	10,950	2	$3.94	10,950	$3.94
$4.48 – $4.80	1,250,477	32	$4.67	739,341	$4.59
$5.00	193,451	39	$5.00	64,484	$5.00
$6.69	630,196	102	$6.69	181,526	$6.69
$11.66	481,268	108	$11.66	83,756	$11.66
$23.27 – $24.00	830,200	115	$23.96	—	—

	4,159,696	68	$9.16	1,583,896	$4.40

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $1,213. The total intrinsic value of all vested outstanding stock options at September 30, 2006 was $24,290.
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

(c) Non-vested Restricted Stock:
     At September 30, 2006, in accordance with SFAS No. 123R, we no longer present deferred compensation as a contra-equity account, but rather have presented the amortization of non-vested restricted stock as an increase in additional paid-in capital. At September 30, 2006, amounts not yet recognized related to non-vested stock totaled $4,737, which represents the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $2,460 related to grants made during the nine months ended September 30, 2006. Compensation expense associated with these grants of non-vested stock is determined as the fair value of the shares on the date of grant, and recognized ratably over the applicable vesting period. We recognized compensation expense associated with non-vested restricted stock totaling $640 and $1,829 for the quarter and nine months ended September 30, 2006, respectively. At December 31, 2005, we presented unrecognized amortization as a contra-equity account called “Deferred Compensation” totaling $3,803.
     The following table summarizes the change in non-vested restricted stock from December 31, 2005 to September 30, 2006:

	Non-vested Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2005	786,170	$5.74
Granted	145,643	$22.79
Vested	(79,752)	$6.04
Forfeited	(24,544)	$6.36

Balance at September 30, 2006	827,517	$8.69

(d) Common Shares Issued for Acquisitions:
     In accordance with the agreements relating to the acquisitions of Parchman and MGM Well Services, Inc., entered into in February 2005 and December 2004, respectively, we issued 1,000,000 shares and 164,210 shares, respectively, to the former owners of these companies during the first quarter of 2006, based upon our operating results. As a result of these issuances, we recorded common stock and additional paid-in capital totaling $27,359 with a corresponding increase in goodwill.
9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock, contingent shares, stock warrants and convertible debentures, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited, in thousands)
Weighted average basic common shares outstanding	69,816	45,961	64,216	43,651
Effect of dilutive securities:
Employee stock options	1,624	834	1,664	538
Non-vested restricted stock	298	325	299	574
Contingent shares (a)	—	—	408	—
Stock warrants (b)	—	3,776	—	3,634

Weighted average diluted common and potential common shares outstanding	71,738	50,896	66,587	48,397

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.

(b)	All outstanding stock warrants were exercised or cancelled as of September 12, 2005, the date of the Combination.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the three months and nine months ended September 30, 2006 and 2005. If these potential common shares were included, the impact would have been a decrease in weighted average shares outstanding of 64,696 shares and 23,814 shares for the three months and nine months ended September 30, 2006, respectively, resulting in diluted weighted average shares of 71,673,526 shares and 66,562,853 shares, respectively. The impact for the three months and nine months ended September 30, 2005 would have been a decrease in weighted average shares of 31,183 shares and 149,369 shares, respectively, resulting in diluted weighted average shares of 50,865,076 shares and 48,247,274 shares, respectively. If these anti-dilutive potential common shares had been included in the calculation of diluted weighted average shares, there would have been no impact on diluted earnings per share as disclosed for all periods presented in the accompanying statements of operations, except diluted earnings per share for the nine months ended September 30, 2005 would have increased by $0.01 per share to $0.79 per share.
10. Discontinued operations:
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Although this sale does not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the disposal group does represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations. We ceased depreciating the assets of this disposal group in September 2006 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $100.
     The captions related to discontinued operations included in the accompanying balance sheets were comprised of the following accounts:

	September 30,	December 31,
	2006	2005
	(unaudited)
Current assets held for sale:
Accounts receivable	$9,808	$9,373
Inventory	10,826	9,224
Other	53	71

	$20,687	$18,668

Long-term assets held for sale:
Property, plant and equipment, net	$967	$873
Goodwill	3,174	3,102
Intangible assets	651	732

	$4,792	$4,707

Current liabilities of held for sale operations:
Accounts payable	$3,792	$4,429
Accrued expenses	756	761
Other	393	260

	$4,941	$5,450

Long-term liabilities of held for sale operations:
Long-term deferred tax liabilities and other	250	259

	$250	$259

     Operating results for discontinued operations for the quarters and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
Revenue	$9,154	$8,197	$33,434	$26,611
Income before taxes and minority interest	$739	$450	$3,232	$2,190
Net income	$570	$393	$2,321	$1,864
     We completed the sale of this disposal group in October 2006. See Note 14, “Subsequent Events.”
11. Segment information:
     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of September 30, 2006. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
Three Months Ended September 30, 2006	C&PS	Services	Sales	Corporate	Total
Revenue from external customers	$230,093	$57,898	$34,043	$—	$322,034
EBITDA, as defined	$73,003	$21,110	$4,677	$(5,551)	$93,239
Depreciation and amortization	$16,895	$2,858	$574	$678	$21,005

Operating income (loss)	$56,108	$18,252	$4,103	$(6,229)	$72,234
Capital expenditures	$66,326	$13,758	$2,594	$102	$82,780

As of September 30, 2006
Segment assets	$1,049,881	$216,097	$108,865	$7,388	$1,382,231

Three Months Ended September 30, 2005
Revenue from external customers	$132,895	$33,660	$20,594	$—	$187,149
EBITDA, as defined	$29,711	$10,980	$2,945	$(5,470)	$38,166
Depreciation and amortization	$10,350	$1,431	$417	$84	$12,282
Write-off of deferred costs	$—	$—	$—	$(2,844)	$(2,844)

Operating income (loss)	$19,361	$9,549	$2,528	$(2,710)	$28,728
Capital expenditures	$20,612	$19,495	$534	$1,560	$42,201

As of December 31, 2005
Segment assets	$706,135	$137,556	$74,344	$19,618	$937,653

		Drilling	Product
Nine Months Ended September 30, 2006	C&PS	Services	Sales	Corporate	Total
Revenue from external customers	$604,452	$153,078	$91,386	$—	$848,916
EBITDA, as defined	$176,904	$55,367	$12,471	$(13,478)	$231,264
Depreciation and amortization	$43,730	$7,160	$1,406	$1,315	$53,611

Operating income (loss)	$133,174	$48,207	$11,065	$(14,793)	$177,653
Capital expenditures	$164,158	$39,464	$8,732	$2,850	$215,204

Nine Months Ended September 30, 2005
Revenue from external customers	$351,154	$89,016	$58,455	$—	$498,625
EBITDA, as defined	$79,558	$27,499	$8,471	$(7,403)	$108,125
Depreciation and amortization	$27,100	$3,968	$975	$630	$32,673
Write-off of deferred costs	$—	$—	$—	$(2,844)	$(2,844)

Operating income (loss)	$52,458	$23,531	$7,496	$(5,189)	$78,296
Capital expenditures	$52,172	$29,316	$1,459	$1,938	$84,885

     The following table reconciles segment information for the product sales business segment as originally reported for the quarter and nine months ended September 30, 2005, to the information revised for discontinued operations:

	Original	Discontinued	Revised
Three Months Ended September 30, 2005	Presentation	Operations	Presentation
Revenue from external customers	$28,791	$8,197	$20,594
EBITDA, as defined	$3,437	$492	$2,945
Depreciation and amortization	$459	$42	$417

Operating income	$2,978	$450	$2,528

Nine Months Ended September 30, 2005
Revenue from external customers	$85,066	$26,611	$58,455
EBITDA, as defined	$10,891	$2,420	$8,471
Depreciation and amortization	$1,204	$229	$975

Operating income	$9,687	$2,191	$7,496

     The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2005	$247,792	$33,827	$13,576	$295,195
Acquisitions	61,763	1,174	—	62,937
Stock issued in accordance with earn-out provisions of purchase agreements	27,359	—	—	27,359
Contingency adjustment and other	(255)	—	—	(255)
Foreign currency translation	1,856	—	—	1,856

Balance at September 30, 2006	$338,515	$35,001	$13,576	$387,092

12. Legal matters and contingencies:
     We operate in a dangerous environment. In the normal course of our business, we are party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of the businesses.
     Although we cannot know the outcome of pending legal proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
13. Recent accounting pronouncements and authoritative literature:
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides additional guidance for using fair value to measure assets and liabilities, by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted marked prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. This standard requires disclosure of fair value measurements by level within this hierarchy. SFAS No. 157 becomes effective in the first interim reporting period for the fiscal year beginning after November 15, 2006, with early adoption permitted. We are currently evaluating the impact that this pronouncement may have on our financial position, results of operations and cash flows.
     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, incorporated into the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. We do not expect this authoritative guidance to have a material impact on our financial position, results of operations and cash flows.
14. Subsequent events:
     On October 13, 2006, we acquired substantially all the assets of Jim Lee Trucking, Inc. (“Jim Lee”), a company located in Rock Springs, Wyoming, for $5,000 in cash. Jim Lee is engaged in the business of hauling barite and other additives for customers in the Greater Green River Basin. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Jim Lee in our completion and production services business segment from the date of acquisition. We believe this acquisition is complementary to our completion and production services business in the Rocky Mountain region.
     On October 13, 2006, we acquired substantially all the assets of Brothers Industries, Ltd., Brothers Well Service, Ltd., Brothers Trucking Service, Ltd., Brothers Supply Company, Ltd., and BWS Vacuum Service, Ltd., collectively the Brothers Industries Group of Companies (“Brothers”) for $6,936 in cash, with an additional potential payment of up to $545 related to a final adjustment. Brothers is located in El Campo, Texas, and provides various completion and production services, and has supply store operations. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Brothers in our completion and production services business segment, except the supply store business which will be included in our product sales business segment, from the date of acquisition. We believe this acquisition will supplement our completion and production services business in the Texas region and expand our availability of products throughout the geographic regions we serve.
     On October 19, 2006, we acquired substantially all the assets of Femco Services, Inc., R&S Propane, Inc. and Webb Dozer Service, Inc. (collectively, “Femco”), a group of companies located in Lindsay, Oklahoma for $36,300 in cash, of which a portion is subject to a final working capital adjustment. Femco provides fluid handling, frac tank rental, propane distribution and fluid disposal services throughout southern central Oklahoma. The purchase price allocation related to Femco has not yet been finalized. We will include the accounts of Femco in our completion and production services business segment from the date of acquisition. We believe this acquisition will expand our presence in the Fayetteville Shale and enhance our completion and production services business in the Mid-continent region.

     On October 20, 2006, we exercised the accordion feature of our Credit Facility and received authorization from our lenders to increase the commitment of our U.S. revolving credit facility from $170,000 to $310,000. There were no other significant modifications to the terms or restrictive debt covenants of our Credit Facility.
     On October 31, 2006, we completed the sale of the disposal group classified as held for sale at September 30, 2006, which included certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, as well as operations in south Texas, for $19,342 in cash, with an additional $1,251 payable at a future date subject to a final working capital settlement, and a $2,000 Canadian dollar denominated note which matures on October 31, 2009 and accrues interest at a specified Canadian bank prime rate plus 1.50% per annum. The carrying value of the related net assets was $21,899 on October 31, 2006. We expect to record a gain on the sale of approximately $400 which represents the excess of the sales price over the carrying value of the assets less selling costs. We sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company located in Calgary, Alberta, Canada, that employs two of our former employees as key managers. The sales agreement allows Paintearth Energy Services, Inc. to use our subsidiary’s trade name for a period of 120 days from November 1, 2006 through February 28, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
     On September 12, 2005, we completed the combination (the “Combination”) of Complete Energy Services, Inc. (“CES”), Integrated Production Services, Inc. (“IPS”) and I.E. Miller Services, Inc. (“IEM”) pursuant to which the CES and IEM shareholders exchanged all of their common stock for common stock of IPS. The Combination was accounted for using the continuity of interests method of accounting, which yields results similar to the pooling of interest method. Subsequent to the Combination, IPS changed its name to Complete Production Services, Inc.
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

General
     The primary factor influencing demand for our services and products is the level of drilling, completion and maintenance activity of our customers, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling, completion and maintenance budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices. During the first nine months of 2006, average oil commodity prices increased relative to the average prices for the same period in 2005 due to worldwide demand for energy and other global and domestic economic factors, while natural gas prices decreased from recent record levels due to short-term oversupply in the market, but still remained high compared to long-term historical averages.
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating rig counts:
United States	1,721	1,432	1,626	1,351
Canada	490	505	481	412
Gulf of Mexico	91	94	87	91

Totals	2,302	2,031	2,194	1,854

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
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $169.5 million to acquire twelve businesses during the nine months ended September 30, 2006 and an additional $48.3 million to acquire three businesses in October 2006 (see “—Acquisitions”).
     During the quarter and nine months ended September 30, 2006, we invested $82.8 million and $215.2 million, respectively, in equipment additions and other capital expenditures. We increased our capital expenditures budget for 2006 by $30.0 million to a total of approximately $230.0 million to purchase additional equipment in an effort to meet customer demand for our services and products. For the twelve months ended September 30, 2006, our capital expenditures have exceeded $257.5 million, the majority of which related to growth capital. Due to the timing of project completion and the logistics associated with placing equipment into service, we do not believe our operating results as of September 30, 2006 reflect the full benefit of this growth capital investment. We do expect to realize this benefit in future quarters as the equipment is placed into service, assuming our utilization rates remain high. We expect future revenue growth throughout the fourth quarter of 2006 and into 2007. Our future results remain subject, however, to the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. On October 31, 2006, we sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company based in Calgary, Alberta, Canada, for $19.3 million in cash, with an additional $1.3 million payable at a future date subject to a final working capital settlement, and a $2.0 million Canadian dollar denominated note which matures on October 31, 2009 and accrues interest at a specified Canadian bank prime rate plus 1.50% per annum. The carrying value of the related net assets was $21.9 million on October 31, 2006. We expect to record a gain on the sale of approximately $0.4 million which represents the excess of the sales price over the carrying value of the assets less selling costs. We decided to sell this business because it was ancillary to our primary operations and did not align directly with our strategic goals. We have accounted for this disposal as discontinued operations.
     In recent months, oil and gas commodity prices have declined from historical highs. This trend could be the result of a number of macro-economic factors, such as a perceived excess supply of natural gas, lower demand for oil and gas or the use of alternate fuels, market expectations of weather conditions for the coming winter and lower-than-expected utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Although we cannot determine the impact that lower commodity prices may have on our business or whether such a decline in commodity prices will be long-term, we believe that North American oilfield activity levels will remain robust through 2006 and into 2007, especially in the Rocky Mountain region, Barnett Shale of north Texas, Anadarko basin in the Mid-continent region and Fayetteville Shale in Arkansas. We believe the outlook remains favorable from an activity and pricing perspective.
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
     On June 30, 2006, we acquired certain operating assets of J&M Rental Tool, Inc dba Arkoma Machine & Fishing Tools, Arkoma Machine Shop, Inc. and N&M Supply, LLC, collectively referred to as “Arkoma”, a provider of rental tools, machining and fishing services in the Fayetteville Shale and Arkoma Basin, located in Ft. Smith, Arkansas. We paid $18.0 million to acquire Arkoma, subject to a final working capital adjustment, and recorded goodwill totaling $9.3 million, which has been allocated entirely to the completion and production services business segment. We believe this acquisition provides a platform to further expand our presence in the Fayetteville Shale and Arkoma Basin and supplements our completion and production services business in that region.
     On July 17, 2006, we acquired all the assets of CHB Holdings Partnership, Ltd. (“CHB”), a fluid handling and disposal services business located in Henderson, Texas, for $12.7 million in cash. The purchase price allocation related to this acquisition has not yet been finalized. We have included the accounts of CHB in our completion and production services business segment from the date of acquisition. We believe this acquisition is complementary to our fluid handling business in the Bossier Trend region of east Texas.
     On July 28, 2006, we acquired all of the outstanding equity interests of the Turner group of companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Lloyd Jones Well Service, LLC) for $54.3 million in cash, subject to a final working capital adjustment. The Turner Group of Companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Turner in our completion and production services business segment from the date of acquisition. We believe this acquisition will supplement our completion and production services business in the Mid-continent region.
     On July 31, 2006, we acquired certain assets of Quinn Well Control Ltd. (“Quinn”), a slick line business located in Grande Prairie, Alberta, Canada, for $8.9 million in cash. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Quinn in our completion and production services business segment from the date of acquisition. We believe this acquisition will enhance our Canadian slick-line business and expand our geographic reach in northern Alberta and northeast British Columbia.

     On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C. (“Pinnacle”), a drilling company located in Tolar, Texas, for $31.7 million in cash. Pinnacle operates three drilling rigs, two in the Barnett Shale region of north Texas and one in east Texas. The purchase price allocation for Pinnacle has not yet been finalized. We will include the accounts of Pinnacle in our drilling services business segment from the date of acquisition. We believe this acquisition will increase our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expand our capacity to drill deep and horizontal wells, which are sought by our customers in this region.
     On August 15, 2006, we acquired substantially all of the assets of Oilfield Airfoam and Rentals I, LP (“Airfoam”), a fishing and rental services business located in Pocola, Oklahoma, with operations in eastern Oklahoma and western Arkansas, for $6.9 million in cash. We may pay up to an additional $1.2 million in cash for capital equipment in process at the time of the acquisition but not yet received. We included Airfoam in our completion and production services business segment. We believe this acquisition will complement our completion services business in the Fayetteville Shale.
     On August 31, 2006, we acquired all the outstanding common stock of Scientific Microsystems, Inc. (“SMI”), for $2.9 million in cash at closing, with a potential to pay an additional $0.2 million subject to a final working capital adjustment. SMI is located in Waller, Texas, and is a manufacturer of a conventional line of plunger lift systems and related controllers, and a provider of related engineering services. We may be required to pay up to an additional $0.8 million pursuant to an earn-out agreement with the former owners of SMI, based upon certain defined operating targets for the period from the date of acquisition through September 30, 2007. We included SMI in our completion and production services business segment. We believe the artificial lift systems manufactured by SMI will complement our proprietary Pacemaker Plunger™ product.
     On September 15, 2006, we acquired substantially all of the assets of Drilling Fluid Services, LLC (“DFS”) and KCL Company, LLC (“KCL”), each of which is located in Greeley, Colorado, and provide chemicals used for completion services to customers in the Wattenberg Field of the Denver-Julesburg Basin in Colorado. We paid a total of $4.2 million in cash, or $2.1 million each, to acquire DFS and KCL, respectively. We have included the operations of DFS and KCL in our completion and production services business segment. We believe these companies will complement our completion and productions services business in the Rocky Mountain region.
     On September 29, 2006, we acquired substantially all of the assets of Anderson Water Well Service, Ltd. (“Anderson”), located in Bridgeport, Texas, for $10.8 million in cash. In addition, we issued 38,268 shares of our non-vested restricted stock to the former owners of Anderson, valued at $0.8 million, which will be expensed ratably through September 29, 2008. Anderson drills wells to source water used for hydraulic fractures in the Barnett Shale. We have included the operations of Anderson in our completion and production services business segment. We believe the acquisition of Anderson will strengthen our current water well-drilling business in the Barnett Shale area.
     On October 13, 2006, we acquired substantially all of the assets of Jim Lee Trucking, Inc. (“Jim Lee”), a company located in Rock Springs, Wyoming, for $5.0 million in cash. Jim Lee is engaged in the business of hauling barite and other additives for customers in the Greater Green River Basin. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Jim Lee in our completion and production services business segment from the date of acquisition. We believe this acquisition is complementary to our completion and production services business in the Rocky Mountain region.
     On October 13, 2006, we acquired substantially all of the assets of Brothers Industries, Ltd., Brothers Well Service, Ltd., Brothers Trucking Service, Ltd., Brothers Supply Company, Ltd., and BWS Vacuum Service, Ltd., collectively the Brothers Industries group of companies (“Brothers”) for $6.9 million in cash, with an additional potential payment up to $0.5 million related to a final adjustment. Brothers is located in El Campo, Texas, and provides various completion and production services, and has supply store operations. The purchase price allocation related to this acquisition has not yet been finalized. We will include the accounts of Brothers in our completion and production services business segment, except the supply store business which will be included in our product sales business segment, from the date of acquisition. We believe this acquisition will supplement our completion and production services business in the Texas region and expand our availability of products throughout the geographic regions we serve.

     On October 19, 2006, we acquired substantially all of the assets of Femco Services, Inc., R&S Propane, Inc. and Webb Dozer Service, Inc. (collectively, “Femco”), a group of companies located in Lindsay, Oklahoma for $36.3 million in cash, of which a portion is subject to a final working capital adjustment. Femco provides fluid handling, frac tank rental, propane distribution and fluid disposal services throughout southern central Oklahoma. The purchase price allocation related to Femco has not yet been finalized. We will include the accounts of Femco in our completion and production services business segment from the date of acquisition. We believe this acquisition will expand our presence in the Fayetteville Shale and enhance our completion and production services business in the Mid-continent region.
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
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our prospectus filed on April 20, 2006 pursuant to Rule 424(b) of the Securities Act of 1933. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2006, except that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006, which impacted our accounting treatment of employee stock options as further discussed in our Quarterly Report on Form 10-Q as of March 31, 2006, and we added our policy concerning discontinued operations which follows.
     We account for discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary, which was sold in October 2006. At September 30, 2006, we presented this disposal group as held for sale, although it was not deemed to be material to the overall financial statement presentation, because it was significant to the product sales business segment. In accordance with SFAS No. 144, we classified the assets and liabilities of this disposal group as held for sale for each balance sheet presented and revised our statements of operations to classify the operations related to this disposal group as discontinued operations, presented as a single caption, net of tax, below net income from continuing operations, for all periods presented. While assets and liabilities are classified as held for sale, we cease depreciation and adjust the assets to the lower of carrying value or fair value less the cost to sell. Any subsequent adjustments to fair value at the time of the sale are recorded as a component of income during the period of the sale. We record a gain or loss on the sale transaction as the difference between the sales price and the lower of the carrying value or fair value less the cost to sell.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2006/	2006/
	9/30/06	9/30/05	2005	2005
	(in thousands)
Revenue:
Completion and production services	$230,093	$132,895	$97,198	73%
Drilling services	57,898	33,660	24,238	72%
Product sales	34,043	20,594	13,449	65%

Total	$322,034	$187,149	$134,885	72%

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2006/	2006/
	9/30/06	9/30/05	2005	2005
	(in thousands)
EBITDA:
Completion and production services	$73,003	$29,711	$43,292	146%
Drilling services	21,110	10,980	10,130	92%
Product sales	4,677	2,945	1,732	59%
Corporate	(5,551)	(5,470)	(81)	1%

Total	$93,239	$38,166	$55,073	144%

				Percent
	Nine Months	Nine Months	Change	Change
	Ended	Ended	2006/	2006/
	9/30/06	9/30/05	2005	2005
		(in thousands)
Revenue:
Completion and production services	$604,452	$351,154	$253,298	72%
Drilling services	153,078	89,016	64,062	72%
Product sales	91,386	58,455	32,931	56%

Total	$848,916	$498,625	$350,291	70%

EBITDA:
Completion and production services	$176,904	$79,558	$97,346	122%
Drilling services	55,367	27,499	27,868	101%
Product sales	12,471	8,471	4,000	47%
Corporate	(13,478)	(7,403)	(6,075)	82%

Total	$231,264	$108,125	$123,139	114%

     “Corporate” includes amounts related to corporate personnel costs and other general expenses.
     “EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and nine months ended September 30, 2006 and 2005 to the most comparable GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
Quarter Ended September 30, 2006	Services	Services	Sales	Corporate	Total
EBITDA, as defined	$73,003	$21,110	$4,677	$(5,551)	$93,239
Depreciation and amortization	$16,895	$2,858	$574	$678	$21,005

Operating income (loss)	$56,108	$18,252	$4,103	$(6,229)	$72,234

Quarter Ended September 30, 2005
EBITDA, as defined	$29,711	$10,980	$2,945	$(5,470)	$38,166
Depreciation and amortization	$10,350	$1,431	$417	$84	$12,282
Write-off of deferred costs	$—	$—	$—	$(2,844)	$(2,844)

Operating income (loss)	$19,361	$9,549	$2,528	$(2,710)	$28,728

	Completion
	and
	Production	Drilling	Product
Nine Months Ended September 30, 2006	Services	Services	Sales	Corporate	Total
EBITDA, as defined	$176,904	$55,367	$12,471	$(13,478)	$231,264
Depreciation and amortization	$43,730	$7,160	$1,406	$1,315	$53,611

Operating income (loss)	$133,174	$48,207	$11,065	$(14,793)	$177,653

Nine Months Ended September 30, 2005
EBITDA, as defined	$79,558	$27,499	$8,471	$(7,403)	$108,125
Depreciation and amortization	$27,100	$3,968	$975	$630	$32,673
Write-off of deferred costs	$—	$—	$—	$(2,844)	$(2,844)

Operating income (loss)	$52,458	$23,531	$7,496	$(5,189)	$78,296

     The following table reconciles segment information for the product sales business segment as originally reported for the quarter and nine months ended September 30, 2005, to the information revised for discontinued operations:

	Original	Discontinued	Revised
Three Months Ended September 30, 2005	Presentation	Operations	Presentation
Revenue from external customers	$28,791	$8,197	$20,594
EBITDA, as defined	$3,437	$492	$2,945
Depreciation and amortization	$459	$42	$417

Operating income	$2,978	$450	$2,528

Nine Months Ended September 30, 2005
Revenue from external customers	$85,066	$26,611	$58,455
EBITDA, as defined	$10,891	$2,420	$8,471
Depreciation and amortization	$1,204	$229	$975

Operating income	$9,687	$2,191	$7,496

     Our revenue and EBITDA results for the indicated periods generally increased due to the contribution of companies acquired and an increase in oilfield activity in North America as a result of higher average commodity prices throughout the applicable periods.
     Below is a more detailed discussion of our operating results by segment for these periods.
Quarter and Nine Months Ended September 30, 2006 Compared to the Quarter and Nine Months Ended September 30, 2005 (Unaudited)
Revenue
     Revenue for the quarter ended September 30, 2006 increased by 72%, or $134.9 million, to $322.0 million from $187.1 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006 compared to the respective period in 2005, revenue increased by 70%, or $350.3 million, to $848.9 million from $498.6 million. These increases by segment were as follows:
•	Completion and Production Services. Segment revenue increased $97.2 million for the quarter and $253.3 million for the nine months resulting primarily from: (1) higher activity levels; (2) investment in acquisitions during the second half of 2005 including the acquisitions of the equity interests of Roustabout Specialties, Inc. and the Big Mac group of companies (Big Mac Transports, LLC, Big Mac Tank Trucks, LLC and Fugo Service, LLC) (“Big Mac”) and the acquisition of the assets of Wolsey Well Services, Inc., each of which provided incremental revenues for 2006 compared to 2005; (3) acquisitions during the nine months ended September 30, 2006, including the acquisition of the assets of Outpost and the equity interests of Rosel during January 2006, the acquisition of the assets of Arkoma on June 30, 2006, and third quarter 2006 acquisitions including CHB, Turner, Quinn, Airfoam, SMI, DFS, KCL and Anderson; (4) an increase in revenues earned as a result of additional capital investment in the coiled tubing, well servicing, rental and fluid-handling businesses; and (5) a favorable pricing environment for our services.

•	Drilling Services. Segment revenue increased $24.2 million for the quarter and $64.1 million for the nine months, primarily due to: (1) higher utilization of our drilling equipment; (2) more favorable pricing; (3) continued capital investment in our Barnett Shale-focused drilling business during the first nine months of 2006; (4) the acquisition of Pinnacle, which contributed revenues of $2.9 million for the period from August 1, 2006 through September 30, 2006, and (5) investment in drilling logistics equipment used throughout our service areas.

•	Product Sales. Segment revenue increased $13.4 million for the quarter and $32.9 million for the nine months, fueled by an incremental increase in supply store sales as a result of the acquisition of two new supply stores in late 2005, and the opening of several other supply stores during 2005, as well as increased product sales in Southeast Asia. During the second quarter of 2006, we expanded our tubular equipment product offerings at our supply stores, which has contributed to increased sales in 2006 compared to 2005.

Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased 56%, or $66.6 million, to $185.9 million for the quarter ended September 30, 2006 from $119.4 million for the quarter ended September 30, 2005. For the nine-month periods ended September 30, 2006 and 2005, the increase was 60%, or $188.4 million. The following table summarizes service and product expenses as a percentage of revenues for the quarters and nine months ended September 30, 2006 and 2005:

	Service and Product Expense as a Percentage of Revenue
	Quarter Ended		Nine Months Ended		Change
Segment:	9/30/06	9/30/05	9/30/06	9/30/05	Quarter	Nine Months
Completion and
Production services	56%	64%	58%	63%	(8)%	(5)%
Drilling services	55%	55%	55%	57%	—	(2)%
Product sales	74%	71%	73%	72%	3%	1%
Total	58%	64%	59%	63%	(6)%	(4)%
     The decline in service and product expenses as a percentage of revenue reflects improved margins as a result of: (1) a favorable mix of services and products, (2) improved pricing for our services, as more revenue was earned in 2006 from higher margin services in the United States and (3) a general increase in customer demand for oil and gas services and products throughout 2005 and the first nine months of 2006, offset partially by rising labor, fuel, insurance and equipment costs. We were able to obtain more favorable pricing for our completion and production services segment and drilling services segment for these periods as a result of higher customer demand for these services primarily in the Barnett Shale region of north Texas, and the impact of acquired businesses. Margins associated with our product sales business declined slightly during the third quarter of 2006 compared to the respective period in 2005, due primarily to the product mix and costs associated with opening new supply stores.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased 60%, or $16.1 million, for the quarter ended September 30, 2006 to $42.9 million from $26.8 million during the quarter ended September 30, 2005. For the nine months ended September 30, 2006, selling, general and administrative expenses increased 57%, or $41.6 million compared to the same period in 2005. These expense increases were primarily due to acquisitions, which provided additional headcount, property rental expense, insurance expense and other administrative costs, as well as additional expense for incentive compensation accruals based on earnings. In addition, as a result of the Combination, we employed additional senior officers and key members of management at our corporate office. Furthermore, we incurred consulting costs associated with information technology and Sarbanes-Oxley projects, additional outside accounting, tax and legal fees associated with audits of subsidiaries, tax compliance and legal matters, and recorded incremental costs of approximately $1.4 million related to amortization of non-vested restricted stock and approximately $1.2 million of expense associated with employee stock options as a result of the adoption of SFAS No. 123R on January 1, 2006. As a percentage of revenues, selling, general and administrative expense declined to 14% for the nine months ended September 30, 2006 compared to 15% for the nine months ended September 30, 2005.
Depreciation and Amortization
     Depreciation and amortization expense increased 71%, or $8.7 million to $21.0 million for the quarter ended September 30, 2006 from $12.3 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, depreciation and amortization expense increased 64%, or $20.9 million compared to the same period in 2005. The increase in depreciation and amortization expense was the result of placing into service equipment that was purchased after October 1, 2005 and prior to September 30, 2006. During this twelve-month period, we purchased assets totaling approximately $257.5 million. In addition, we recorded depreciation and amortization expense during the nine months ended September 30, 2006 associated with businesses acquired after September 30, 2005. As a percentage of revenue, depreciation and amortization expense decreased by less than 1% for the nine months ended September 30,

2006 compared to the nine months ended September 30, 2005.
Interest Expense
     Interest expense was $9.1 million and $6.0 million for the quarters ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, interest expense was $29.3 million compared to $15.6 million for the same period in 2005. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, as we entered into a credit facility in association with the Combination, which included borrowings of approximately $146.9 million to fund a dividend to stockholders of record after the closing of the Combination on September 12, 2005. Additional borrowings under our debt facilities were used to fund acquisitions and for investment in capital expenditures. The weighted-average interest rate of borrowings outstanding at September 30, 2006 and 2005 was approximately 7.73% and 6.74%, respectively. The increase in the borrowing rate was due to higher borrowings under variable interest rate facilities and a general increase in LIBOR and the U.S. prime interest rate throughout 2005 and into 2006.
Interest Income
     Interest income was $1.3 million for the nine months ended September 30, 2006. This interest income was earned on cash invested in short-term municipal bond funds and similar investments. The cash was received as a portion of the net proceeds from our initial public offering in April 2006, and was utilized for the purchase of equipment, business acquisitions and other corporate purposes throughout the period from the date of the initial public offering through September 30, 2006.
Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.
     Tax expense was 37.6% and 43.8% of pretax income for the quarters ended September 30, 2006 and 2005, respectively, and 37.7% and 39.1% of pretax income for the nine months ended September 30, 2006 and 2005, respectively. The change in the effective tax rate in 2006 compared to 2005 reflects the composition of earnings in domestic versus foreign tax jurisdictions, the effect of state and provincial income taxes and the timing of the use of net operating loss carry forwards. The effective rates for 2006 reflect the benefit derived from tax-free and tax-advantaged interest income received during the quarter and nine months ended September 30, 2006.
Write-off of Deferred Financing Costs
     The write-off of $2.8 million of deferred financing costs represents the remaining unamortized debt issuance costs associated with a term loan and revolving credit facility that was retired at the time of the Combination and replaced with the current Credit Facility.
Minority Interest
     The results of operations for the quarter and nine months ended September 30, 2005 reflect the minority ownership interest in CES and IEM held by parties other than the majority stockholder of the pre-Combination entities. See discussion of the Combination at “Overview”. This minority interest was acquired by us during the Combination on September 12, 2005.
     For the quarter and nine months ended September 30, 2006, minority interest was comprised entirely of an ownership interest by an unrelated third party in the assets of Premier Integrated Technologies, Inc. (“Premier”), a company that we acquired on January 1, 2005. We have consolidated Premier in our accounts since the date of acquisition and record minority interest to reflect the ownership held by this third party.
Discontinued Operations
     Discontinued operations represent the results of operations, net of tax, of certain manufacturing and production enhancement operations of a subsidiary held for sale at September 30, 2006. This disposal group was sold on October 31, 2006.
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
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in an initial public offering at an initial offering price to the public of $24.00 per share, which provided proceeds of approximately $292.5 million less underwriter’s fees. We used these funds to retire principal and interest outstanding under our U.S. revolving credit facility on April 28, 2006 totaling approximately $127.5 million, to pay transaction costs of approximately $3.9 million and invested the remaining funds in tax-free and tax-advantaged municipal bonds and similar financial instruments. Of this amount, we utilized $141.6 million to acquire Arkoma, CHB, Turner, Pinnacle, Airfoam, SMI, DFS, KCL and Anderson, and the remainder was used for other general corporate purposes. As of September 30, 2006, all proceeds from our initial public offering had been utilized.
     We anticipate that we will rely on cash generated from operations, borrowings under our revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. We believe that our operating cash flows and availability under our revolving credit facility will be sufficient to fund our operations for the next twelve months. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Cash flows provided by (used in):
Operating activities	$110,697	$48,470
Investing activities	(380,527)	(99,145)
Financing activities	268,724	58,566
     Net cash provided by operating activities increased $62.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2005 and into 2006 as demand for our services grew, resulting in more billable hours and more favorable billing rates, while we continued to expand our current business and enter new markets through acquisitions, including the Fayetteville Shale. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash used in investing activities increased by $281.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, reflecting an incremental increase in funds used for acquisitions and capital expenditures in 2006 of $150.5 million and $130.3 million, respectively. In addition, we invested $165.0 million in short-term investments, which were sold and used for the following purposes: (1) to acquire Arkoma, CHB, Turner, Pinnacle, Airfoam, SMI, DFS, KCL and Anderson, (2) to make scheduled principal and interest payments on our Credit Facility, (3) to pay estimated federal income taxes and for other general corporate purposes. Significant capital equipment expenditures in 2006 included drilling rigs, well services rigs, fluid-handling equipment, rental equipment and coiled tubing equipment.

     Net cash provided by financing activities increased $210.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The primary source of funds from financing activities was the receipt of net proceeds from our initial public offering in April 2006, which provided approximately $288.6 million. In addition, we borrowed under our U.S. revolving credit facility to fund the acquisitions of Outpost and Rosel, and borrowed under our Canadian revolving credit facility to fund the acquisition of Quinn. The primary use of funds from financing activities was to repay $127.5 million outstanding under our U.S. revolving credit facility as of April 2006, with subsequent borrowings and repayments under this revolving credit facility throughout the nine months ended September 30, 2006. For the first nine months of 2005, we refinanced our term loan and revolving credit facilities, borrowed $9.8 million to acquire Parchman and borrowed additional funds for general corporate purposes. In addition, we received $10.5 million from our primary stockholder, in connection with the exercise of a stock warrant. Our long-term debt balances, including current maturities, were $508.3 million and $515.9 million at September 30, 2006 and 2005, respectively.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. These covenants require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions including requirements of: (a) total debt to EBITDA, as defined, (b) total senior secured debt to EBITDA, as defined; (c) EBITDA, as defined, to total interest expense; and (d) other conditions as specified in the agreement. We were in compliance with all debt covenants under the amended Credit Facility as of September 30, 2006.
     Concurrently with the completion of the Combination, we borrowed approximately $450.0 million under the Credit Agreement as of the closing of the Combination to: (i) finance the Combination (including the payment of the Dividend) and (ii) repay in full indebtedness outstanding under our previous credit agreements. Future borrowings under the revolving credit facilities under the Credit Agreement are available for working capital and general corporate purposes. The revolving facilities under the Credit Agreement may be drawn on and repaid without restriction so long as we are in compliance with the terms of the Credit Agreement, including certain financial covenants, but the term credit facility under the Credit Agreement may not be reborrowed once repaid. The Credit Agreement provides for repayment of the principal of the term facility in quarterly installments of $1.1 million and payable on each March 31, June 30, September 30 and December 31, commencing March 31, 2006. The required principal payment of $1.1 million was made as of September 30, 2006.
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
     Borrowings outstanding under the term loan portion of the amended Credit Facility bore interest at 7.66% at September 30, 2006, while borrowings of $60.7 million and $25.6 million under the U.S. and Canadian revolving credit facilities, respectively, bore interest at rates of 8.75% and 6.50%, respectively. For the nine months ended September 30, 2006, the weighted average interest rate on borrowings under the amended Credit Facility was approximately 7.73%. In addition, there were letters of credit outstanding which totaled $11.7 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at September 30, 2006, and we incurred fees ranging from 1.50% to 2.25% of the total amount outstanding under these letter of credit arrangements.
     On October 20, 2006, we exercised the accordion feature of our credit facility and received authorization from our lenders to increase the commitment of our U.S. revolving credit facility from $170.0 million to $310.0 million. There were no other significant modifications to the terms or restrictive debt covenants of our Credit Facility agreement. As of October 31, 2006, we had $189.2 million available under our Credit Facility.
     In accordance with the subordinated notes issued in conjunction with the acquisition of Parchman in February 2005, all principal and interest under these note arrangements totaling $5.0 million was repaid as of May 2, 2006.
Other Arrangements
     We received $7.4 million from customers in 2005 as advance payments on the construction and operation of two drilling rigs for our contract drilling operations in north Texas. The drilling rigs were completed and placed into service in October 2005 and January 2006. Revenue is being recognized over the agreed service contract. The unearned revenue related to these contracts at September 30, 2006 totaled $0.5 million and has been recorded as a liability on the accompanying consolidated balance sheet. We expect to recognize all revenues under these contracts prior to December 31, 2006. Revenue will only be recorded as it is earned.
     On October 31, 2006, we completed the sale of the disposal group classified as held for sale at September 30, 2006, and recorded net proceeds of approximately $19.3 million in cash, with an additional $1.3 million subject to a final working capital adjustment and a $2.0 million Canadian denominated note which matures in October 2009.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2005, except for additional borrowings under our U.S. revolving credit facility to fund acquisitions and capital expenditures.

     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $215.2 million for equipment purchases and other capital expenditures during the nine months ended September 30, 2006, which does not include amounts paid in connection with acquisitions.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides additional guidance for using fair value to measure assets and liabilities, by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted marked prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. This standard requires disclosure of fair value measurements by level within this hierarchy. SFAS No. 157 becomes effective in the first interim reporting period for the fiscal year beginning after November 15, 2006, with early adoption permitted. We are currently evaluating the impact that this pronouncement may have on our financial position, results of operations and cash flows.
     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, incorporated into the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with early adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. We do not expect this authoritative guidance to have a material impact on our financial position, results of operations and cash flows.

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
     The level of activity in the U.S. and Canadian oil and gas exploration and production industry is volatile. No assurance can be given that our expectations of trends in oil and gas production activities will reflect actual future activity levels or that demand for our services will be consistent with the general activity level of the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas exploration and development efforts and therefore affect demand for our services. A material decline in oil and gas prices or U.S. and Canadian activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     For the nine months ended September 30, 2006, approximately 11% of our revenues and 12% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and nine months ended September 30, 2006 by approximately $0.3 million and $1.0 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and nine months ended September 30, 2006 by approximately $0.1 million and $0.2 million, respectively. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     All of our bank debt is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of September 30, 2006, a 100 basis point increase in interest rates would increase interest expense by approximately $5.0 million per year and reduce operating cash flows by approximately $3.1 million, net of tax.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     We operate in a dangerous environment. In the normal course of our business, we are party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of the businesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Compensation Committee of our Board of Directors authorized the issuance of 38,268 non-vested restricted shares in connection with an acquisition on September 29, 2006. These non-vested restricted shares were granted at fair market value, or $19.74 per share, and vest ratably over a two-year period, subject to certain forfeiture restrictions. This issuance under our long-term incentive plan was made pursuant to the exemption available under Regulation D, or Section 4(2) of the Securities Act of 1933.
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
     The gross proceeds of our initial public offering based on the public offering price of $24.00 per share were approximately $312.0 million. The net proceeds to us were $288.6 million after deducting underwriter discounts and commissions of approximately $19.5 million and other expenses related to the offering of approximately $3.9 million. We also paid for legal fees incurred by the selling stockholders. Other than for such fees, no fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate. The proceeds received from our initial public offering were used to retire outstanding borrowings and accrued interest under our U.S. revolving credit facility on April 28, 2006 totaling $127.5 million. The remaining proceeds, totaling approximately $165.0 million, were invested in tax-free municipal bonds and financial instruments. We used these funds during the period from the date of our initial public offering through September 30, 2006 to fund: (1) scheduled principal and interest payments under the credit facility, (2) the acquisition of Arkoma for $18.0 million on June 30, 2006, (3) a quarterly estimated federal income tax payment, (4) the acquisitions of CHB, Turner, Pinnacle, Airfoam, SMI, DFS, KCL and Anderson during the third quarter of 2006, and (4) general corporate purposes. All funds from our initial public offering were utilized as of September 30, 2006.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

November 3, 2006	By:	/s/ J. Michael Mayer

Date		J. Michael Mayer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith