Form 10-Q
period 2007-03-31
Complete Production Services, Inc.
filed 2007-05-04
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of May 1, 2007: 72,561,422

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2007 (unaudited) and December 31, 2006

	2007	2006
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,100	$19,874
Trade accounts receivable, net	325,570	301,764
Inventory, net	61,363	43,930
Prepaid expenses	21,876	24,998
Other current assets	212	74

Total current assets	429,121	390,640
Property, plant and equipment, net	847,988	771,703
Intangible assets, net of accumulated amortization of $4,435 and $3,623, respectively	9,302	7,765
Deferred financing costs, net of accumulated amortization of $986 and $547, respectively	15,361	15,729
Goodwill	556,685	552,671
Other long-term assets	1,939	1,816

Total assets	$1,860,396	$1,740,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$881	$1,064
Accounts payable	88,545	71,370
Accrued liabilities	55,662	57,280
Accrued interest	17,717	4,085
Notes payable	5,131	17,087
Taxes payable	19,375	10,519

Total current liabilities	187,311	161,405
Long-term debt	786,170	750,577
Deferred income taxes	96,933	90,805
Minority interest	2,609	2,316

Total liabilities	1,073,023	1,005,103
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 71,661,635 (2006 — 71,418,473) issued	717	714
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	567,049	563,006
Retained earnings	203,321	155,971
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	16,488	15,732

Total stockholders’ equity	787,373	735,221

Total liabilities and stockholders’ equity	$1,860,396	$1,740,324

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per
	share data)
Revenue:
Service	$366,035	$235,119
Product	41,032	27,227

	407,067	262,346
Service expenses	203,513	135,511
Product expenses	31,811	19,883
Selling, general and administrative expenses	50,570	36,446
Depreciation and amortization	28,970	15,607

Income from continuing operations before interest, taxes and minority interest	92,203	54,899
Interest expense	15,625	10,682
Interest income	(212)	(7)

Income from continuing operations before taxes and minority interest	76,790	44,224
Taxes	29,179	17,004

Income from continuing operations before minority interest	47,611	27,220
Minority interest	261	305

Income from continuing operations	47,350	26,915
Income from discontinued operations (net of tax expense of $413)	—	1,198

Net income	$47,350	$28,113

Earnings per share information:
Continuing operations	$0.66	$0.49
Discontinued operations	$—	$0.02

Basic earnings per share	$0.66	$0.51

Continuing operations	$0.65	$0.46
Discontinued operations	$—	$0.02

Diluted earnings per share	$0.65	$0.48

Weighted average shares:
Basic	71,503	55,601
Diluted	73,021	58,783
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$47,350	$28,113
Change in cumulative translation adjustment	756	(118)

Comprehensive income	$48,106	$27,995

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2007 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2006	71,418,473	$714	$563,006	$155,971	$(202)	$15,732	$735,221
Net income	—	—	—	47,350	—	—	47,350
Cumulative translation adjustment	—	—	—	—	—	756	756
Issuance of common stock:
Exercise of stock options	221,374	3	978	—	—	—	981
Expense related to employee stock options	—	—	1,110	—	—	—	1,110
Excess tax benefit from share-based compensation	—	—	1,270	—	—	—	1,270
Vested restricted stock	21,788	—	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	685	—	—	—	685

Balance at March 31, 2007	71,661,635	$717	$567,049	$203,321	$(202)	$16,488	$787,373

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$47,350	$28,113
Items not affecting cash:
Depreciation and amortization	28,970	15,727
Deferred income taxes	6,104	2,422
Minority interest	261	305
Excess tax benefit from share-based compensation	(1,270)	(109)
Non-cash compensation expense	1,795	699
Other	1,881	862
Changes in operating assets and liabilities:
Accounts receivable	(24,503)	(30,426)
Inventory	(17,323)	(4,104)
Prepaid expense and other current assets	3,020	2,005
Accounts payable	18,517	18,240
Accrued liabilities and other	20,389	(2,427)

Net cash provided by operating activities	85,191	31,307

Investing activities:
Business acquisitions, net of cash acquired	(12,148)	(18,410)
Additions to property, plant and equipment	(99,902)	(58,882)
Proceeds from disposal of capital assets/other	1,608	1,944

Net cash used in investing activities	(110,442)	(75,348)

Financing activities:
Issuances of long-term debt	107,624	116,295
Repayments of long-term debt	(72,214)	(63,977)
Repayment of notes payable	(11,956)	(7,691)
Proceeds from issuances of common stock	981	69
Excess tax benefit from share-based compensation	1,270	109

Net cash provided by financing activities	25,705	44,805

Effect of exchange rate changes on cash	(228)	(104)

Change in cash and cash equivalents	226	660
Cash and cash equivalents, beginning of period	19,874	11,405

Cash and cash equivalents, end of period	$20,100	$12,065

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,264	$10,360
Cash paid for taxes	$13,455	$5,484

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$27,359
Debt acquired in acquisition	$—	$534
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2007 and the statements of operations and the statements of comprehensive income for the three months ended March 31, 2007 and 2006, as well as the statement of stockholders’ equity at March 31, 2007 and the statements of cash flows for the three months ended March 31, 2007 and 2006. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2006 amounts in order to present these results on a comparable basis with amounts for 2007.
     On January 1, 2007, we began a self-insurance program to pay claims associated with health care benefits provided to certain of our employees in the United States. Pursuant to this program, we have purchased a stop-loss insurance policy from an insurance company. Our accounting policy for this self-insurance program is to accrue expense based upon the number of employees enrolled in the plan at pre-determined rates. As claims are processed and paid, we compare our claim history to our expected claims in order to estimate incurred but not reported claims. If our estimate of claims incurred but not reported exceeds our current accrual, we record additional expense during the current period.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Accordingly, we have revised our statement of operations for the three months ended March 31, 2006 to classify these results as discontinued operations. See Note 10, Discontinued Operations.
2. Business combinations:
Acquisitions During the Three Months Ended March 31, 2007:
     During the first quarter of 2007, we acquired substantially all the assets of two oilfield service companies for $12,148 in cash, resulting in goodwill of $5,740. One such company is located in LaSalle, Colorado, and provides frac tank rentals and fresh water hauling to customers in the Wattenburg Field of the DJ Basin. The second company is located in Greeley, Colorado and provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin. The goodwill associated with these acquisitions has been allocated entirely to the completion and production services business segment. These acquisitions will supplement our completion and production services business in the DJ Basin, and provide us with additional fluid handling capabilities in the Rocky Mountain Region.
     Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition. No pro forma disclosure was provided as these acquisitions were not significant to our consolidated operations for the three months ended March 31, 2007. The following table summarizes our preliminary purchase price allocations as of March 31, 2007, which are not yet finalized:

Net assets acquired:
Property, plant and equipment	$6,095
Non-cash working capital	13
Intangible assets	300
Goodwill	5,740

Net assets acquired	$12,148

Consideration:
Cash, net of cash and cash equivalents acquired	$12,148

3. Accounts receivable:

	March 31,	December 31,
	2007	2006
	(unaudited)
Trade accounts receivable	$283,143	$260,733
Related party receivables	12,770	12,478
Unbilled revenue	28,806	27,096
Notes receivable	3	78
Other receivables	4,611	3,810

	329,333	304,195
Allowance for doubtful accounts	3,763	2,431

	$325,570	$301,764

4. Inventory:

	March 31,	December 31,
	2007	2006
	(unaudited)
Finished goods	$49,816	$38,877
Manufacturing parts, materials and other	13,360	6,772

	63,176	45,649
Inventory reserves	1,813	1,719

	$61,363	$43,930

5. Property, plant and equipment (unaudited):

		Accumulated
March 31, 2007	Cost	Depreciation	Net Book Value
Land	$5,816	$—	$5,816
Building	7,373	898	6,475
Field equipment	820,399	152,593	667,806
Vehicles	60,720	15,680	45,040
Office furniture and computers	10,453	3,297	7,156
Leasehold improvements	13,383	2,028	11,355
Construction in progress	104,340	—	104,340

	$1,022,484	$174,496	$847,988

		Accumulated
December 31, 2006	Cost	Depreciation	Net Book Value
Land	$5,816	$—	$5,816
Building	7,140	840	6,300
Field equipment	746,314	128,553	617,761
Vehicles	60,505	14,152	46,353
Office furniture and computers	9,891	2,712	7,179
Leasehold improvements	12,895	1,164	11,731
Construction in progress	76,563	—	76,563

	$919,124	$147,421	$771,703

     Construction in progress at March 31, 2007 and December 31, 2006 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the three months ended March 31, 2007, we recorded capitalized interest of $427 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Notes payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We amortized the prepaid asset to expense over the policy term, and incurred finance charges totaling $268 as interest expense related to this arrangement during 2006. This policy was renewed for the policy term beginning December 1, 2006 through November 30, 2007, pursuant to which we recorded a note payable and an offsetting prepaid asset totaling $17,087 as of December 31, 2006, which includes a broker’s fee of approximately $600. Of this liability, $11,956 was paid during the three months ended March 31, 2007, and the remainder will be paid during the policy term.

7. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2007 and December 31, 2006:

	2007	2006
U.S. revolving credit facility (a)	$110,000	$78,668
Canadian revolving credit facility (a)	22,060	17,575
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	1,541	1,948

	787,051	751,641
Less: current maturities of long-term debt and capital leases	881	1,064

	$786,170	$750,577

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement is comprised of a $310,000 U.S. revolving credit facility that is to mature in December 2011, and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that is to mature in December 2011. The Credit Agreement is secured by substantially all of our assets.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2007.

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

If an event of default exists under the Credit Agreement, as defined, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. While an event of default is continuing, advances will bear interest at the then-applicable rate plus 2%. For a description of an event of default, see our Credit Agreement which was filed with the Securities and Exchange Commission on December 8, 2006 as an exhibit to a Current Report on Form 8-K.

Borrowings under the U.S. revolving facility bore interest at 6.57% and the Canadian revolving credit facility bore interest at 6.00% at March 31, 2007. For the three months ended March 31, 2007, the weighted average interest rate on average borrowings under the amended Credit Agreement was approximately 6.47%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $20,549 which reduced the available borrowing capacity as of March 31, 2007. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through March 31, 2007. Our borrowing capacity under the U.S. and Canadian revolving facilities at March 31, 2007 was $179,451 and $17,940, respectively.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed on a senior unsecured basis by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.
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
     The following table summarizes the pro forma impact of our initial public offering on earnings per share for the three months ended March 31, 2006, assuming the 13,000,000 shares had been issued on January 1, 2006. No pro forma adjustments have been made to net income as reported.

Three Months
Ended
March 31, 2006
Net income as reported	$28,113

Basic earnings per share, as reported:
Continuing operations	$0.49
Discontinued operations	$0.02

$0.51

Three Months
Ended
March 31, 2006
Basic earnings per share, pro forma:
Continuing operations	$0.39
Discontinued operations	$0.02

$0.41

Diluted earnings per share, as reported:
Continuing operations	$0.46
Discontinued operations	$0.02

$0.48

Diluted earnings per share, pro forma:
Continuing operations	$0.37
Discontinued operations	$0.02

$0.39

(b) Stock-based Compensation—Stock Options:
     We maintain option plans under which stock-based compensation could be granted to employees, officers and directors. Stock option grants under these plans have an exercise price based on the fair value of our common stock on the date of grant. These stock options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date. Upon exercise of stock options, we issue our common stock.
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006. This pronouncement requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. For employee stock options granted prior to September 30, 2005, the date of our initial filing with the Securities and Exchange Commission, we use the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25, as required by SFAS No. 123R. Under this method, we do not recognize compensation cost for stock-based compensation grants that have an exercise price equal to the fair value of the stock on the date of grant. For employee stock options granted between October 1, 2005 and December 31, 2005, we applied the modified prospective transition method to record expense associated with these stock-based awards, as further described in our Annual Report on Form 10-K. For grants of stock-based compensation on or after January 1, 2006, we applied the prospective transition method under SFAS No. 123R, whereby we recognize expense associated with new awards of stock-based compensation ratably, as determined using a Black-Scholes pricing model, over the expected term of the award.
     On January 24, 2007, the Compensation Committee of our Board of Directors authorized the grant of 877,000 stock options and 56,800 shares of non-vested restricted shares, effective January 31, 2007, for issuance to our officers and key members of our management team. Of these stock options, we granted 867,700 options to purchase shares of our common stock during the three months ended March 31, 2007 at an exercise price ranging from $18.65 to $19.87, which represented the fair market value of the shares on the applicable date of grant. Each of these stock options vests over a three-year term at 33 1/3% per year. The fair value of these stock option grants was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Three Months
Ended
March 31,
2007
Assumptions:
Risk-free rate	4.47% to 4.94%
Expected term (in years)	2.23 to 5.08
Volatility	31%

Calculated fair value per option	$4.21 to $7.25
     We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the three months ended March 31, 2007.

     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $4,682 over the vesting period of these 2007 stock option grants. For the three months ended March 31, 2007, we have recognized expense related to these stock option grants totaling $248, which represents a reduction of net income before taxes and minority interest. The impact on net income for the quarter ended March 31, 2007 was a reduction of $154, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $4,434 as of March 31, 2007 and will be recognized over the applicable remaining vesting periods.
     For the three-month periods ended March 31, 2007 and 2006, we recognized compensation expense associated with all stock option awards totaling $1,110 and $77, respectively, resulting in a reduction of net income of $688 and $47, respectively, and a $0.01 reduction in diluted earnings per share for the three months ended March 31, 2007, with no impact on diluted earnings per share for the three months ended March 31, 2006. Total unrecognized compensation expense associated with outstanding stock option awards at March 31, 2007 was $9,835.
     The following tables provide a roll forward of stock options from December 31, 2006 to March 31, 2007 and a summary of stock options outstanding by exercise price range at March 31, 2007:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2006	3,864,560	$9.67
Granted	867,700	$19.85
Exercised	(221,374)	$4.43
Cancelled	(41,858)	$18.26

Balance at March 31, 2007	4,469,028	$11.83

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	March 31,	Remaining	Exercise	March 31,	Remaining	Exercise
Range of Exercise Price	2007	Life (months)	Price	2007	Life (months)	Price
$2.00 – $3.94	503,045	26	$2.04	339,013	26	$2.06
$4.48 – $4.80	891,958	27	$4.68	635,396	24	$4.64
$5.00	302,648	53	$5.00	105,099	33	$5.00
$6.69	630,175	96	$6.69	192,366	95	$6.69
$11.66	469,802	102	$11.66	156,601	102	$11.66
$17.60 – $19.87	871,700	118	$19.84	—	—	—
$23.27 – $24.00	799,700	109	$23.97	—	—	—

	4,469,028	79	$11.83	1,428,475	43	$5.10

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $3,343. The total intrinsic value of all vested outstanding stock options at March 31, 2007 was $21,155.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock which is determined based on the fair value of the shares on the date of grant, and recorded ratably over the applicable vesting period. At March 31, 2007, amounts not yet recognized related to non-vested stock totaled $4,714, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $1,268 related to grants made during the three months ended March 31, 2007. We recognized compensation expense associated with non-vested restricted stock totaling $685 and $622 for the three-month periods ended March 31, 2007 and 2006, respectively.

     The following table summarizes the change in non-vested restricted stock from December 31, 2006 to March 31, 2007:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2006	690,073	$8.67
Granted	67,118	$19.82
Vested	(21,788)	$7.80
Forfeited	(3,512)	$23.50

Balance at March 31, 2007	731,891	$9.65

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock and contingent shares, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(unaudited, in thousands)
Weighted average basic common shares outstanding	71,503	55,601
Effect of dilutive securities:
Employee stock options	1,246	1,652
Non-vested restricted stock	272	293
Contingent shares (a)	—	1,237

Weighted average diluted common and potential common shares outstanding	73,021	58,783

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the three months ended March 31, 2007. If these potential common shares were included in the calculation, diluted weighted average shares outstanding for the three months ended March 31, 2007 would have been 72,666,714 shares, or a reduction of 354,541 shares. There were no anti-dilutive securities outstanding during the three months ended March 31, 2006.
10. Discontinued operations:
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. We revised our financial statements, pursuant to SFAS No. 144, and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, in the accompanying statement of operations for the three months ended March 31, 2006. We completed the sale of this disposal group in October 2006.

     The following table summarizes the operating results for this disposal group for the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
(unaudited)
Revenue	$13,390
Income before taxes and minority interest	$1,611
Net income	$1,198
11. Segment information:
     SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of March 31, 2007. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Three Months Ended March 31, 2007
Revenue from external customers	$307,639	$58,396	$41,032	$—	$407,067
Inter-segment revenues	$71	$349	$11,133	$(11,553)	$—
EBITDA, as defined	$104,162	$18,068	$5,157	$(6,214)	$121,173
Depreciation and amortization	$24,284	$3,635	$678	$373	$28,970

Operating income (loss)	$79,878	$14,433	$4,479	$(6,587)	$92,203
Capital expenditures	$88,350	$7,272	$4,041	$239	$99,902

As of March 31, 2007
Segment assets	$1,494,859	$235,212	$108,652	$21,673	$1,860,396

Three Months Ended March 31, 2006
Revenue from external customers	$192,021	$44,030	$26,295	$—	$262,346
Inter-segment revenues	$9	$436	$7,466	$(7,911)	$—
EBITDA, as defined	$54,602	$16,020	$3,816	$(3,932)	$70,506
Depreciation and amortization	$12,834	$2,018	$383	$372	$15,607

Operating income (loss)	$41,768	$14,002	$3,433	$(4,304)	$54,899
Capital expenditures	$39,603	$12,716	$4,194	$2,369	$58,882

As of December 31, 2006
Segment assets	$1,369,906	$245,806	$96,537	$28,075	$1,740,324
     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Segment operating income	$92,203	$54,899
Interest expense	15,625	10,682
Interest income	(212)	(7)
Income taxes	29,179	17,004
Minority interest	261	305

Net income from continuing operations	$47,350	$26,915

     The product sales business segment results have been adjusted for discontinued operations. See Note 10, Discontinued Operations. The following table reconciles the product sales segment information as originally reported for the three months ended March 31, 2006, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
Three Months Ended March 31, 2006
Revenue from external customers	$39,685	$13,390	$26,295

EBITDA, as defined	$5,547	$1,731	$3,816
Depreciation and amortization	$503	$120	$383

Operating income	$5,044	$1,611	$3,433

     Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2007 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2006	$505,763	$34,876	$12,032	$552,671
Acquisitions	5,740	—	—	5,740
Contingency adjustment and other (a)	(2,109)	—	—	(2,109)
Foreign currency translation	383	—	—	383

Balance at March 31, 2007	$509,777	$34,876	$12,032	$556,685

(a)	The contingency adjustment includes a reclassification of $2,017 associated with the Pumpco acquisition in November 2006. During the three months ended March 31, 2007, we obtained an estimate from a third-party appraiser related to the value of certain non-compete agreements, resulting in an increase in the value assigned to the non-compete intangible asset, and a corresponding reduction of goodwill. The non-compete agreements are being amortized over a term of 5 years from the date of acquisition.
12. Legal matters and contingencies:
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
13. Adoption of FASB Interpretation No. 48:
     We adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48,” as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold, should no longer be recognized in the first financial reporting period that the threshold is no longer met.
     We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements at January 1, 2007 or March 31, 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2003 to 2006 remain open for examination by taxing authorities.
     Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense during the period that we take an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.
14. Recent accounting pronouncements and authoritative literature:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides additional guidance for using fair value to measure assets and liabilities, by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted marked prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. This standard requires disclosure of fair value measurements by level within this hierarchy. We adopted SFAS No. 157 on January 1, 2007 with no impact on our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 may have on our financial position, results of operations or cash flows.
15. Subsequent events:
     On April 1, 2007, we acquired substantially all the assets of a fluid handling and disposal service company located in Borger, Texas, that provides services to customers in the Texas panhandle, for $13,784 in cash, resulting in goodwill of approximately $6,600. We will include the accounts of this company in the operations of our completion and production services business segment from the date of acquisition. We believe that this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent Region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2007 and for the three month ended March 31, 2007 and 2006, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
     Drilling Services. Through our drilling services segment, we provide services and equipment that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation throughout our service area. Our drilling rigs currently operate exclusively in and around the Barnett Shale region of north Texas.
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
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarters ended March 31, 2007 and 2006:
AVERAGE RIG COUNTS

	Quarter	Quarter
	Ended	Ended
	3/31/07	3/31/06
BHI Rotary Rig Count:

U.S. Land	1,651	1,440
U.S. Offshore	83	82

Total U.S	1,734	1,522
Canada	521	661

Total North America	2,255	2,183

BHI Workover Rig Count:

United States	1,485	1,512
Canada	751	808

Total U.S. and Canada	2,236	2,320

Source: BHI (www.BakerHughes.com)

     We continue to evaluate demand for our services and are currently investing in equipment in order to place more equipment into service to meet customer demand.
Outlook
     Our growth strategy includes a focus on internal growth in our current basins by increasing the utilization of our equipment, adding additional like kind equipment and expanding service and product offerings. In addition, we seek to identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $12.1 million to acquire two companies during the quarter ended March 31, 2007 and an additional $13.8 million to acquire another company in April 2007 (see “—Acquisitions”).
     During the quarters ended March 31, 2007 and 2006, we invested $99.9 million and $58.9 million, respectively, in equipment additions and other capital expenditures. We expect our quarterly capital expenditures to trend down throughout 2007. Our capital expenditures budget for 2007 is approximately $300.0 million. Our capital expenditures for the twelve months ended March 31, 2007 was $344.9 million, the majority of which related to growth capital. We expect to continue to benefit from equipment placed into service this quarter and during the past year, assuming that our utilization rates remain high. We expect future revenue and net income growth throughout 2007. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. On October 31, 2006, we sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company based in Calgary, Alberta, Canada. We accounted for this disposal as a discontinued operation. We decided to sell this business because it was ancillary to our primary operations and did not align directly with our strategic goals.
     Oil and gas commodity prices have declined from historical highs in 2006. This trend could be the result of a number of macro-economic factors, such as a perceived excess supply of natural gas, lower demand for oil and gas or the use of alternate fuels, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Although we cannot determine the impact that lower commodity prices may have on our business or whether such a decline in commodity prices will be long-term, we believe that North American oilfield activity and the overall outlook for our business remains favorable from an activity and pricing perspective, especially in the basins in which we operate, which includes the Rocky Mountain region, Barnett Shale of north Texas, Anadarko basin in the Mid-continent region and Fayetteville Shale in Arkansas. Although we believe that a slow-down in activity levels has occurred and may continue in Canada, and to a lesser extent may occur in the U.S., we do not believe that such a slow-down will be long-lasting. Consistent with prior years, we expect our second quarter results for the completion and production services business to be impacted by seasonality in Canada as a result of inclement weather conditions, referred to as the Canadian “break-up.” The break-up makes it difficult for our customers to execute their operating plans, and, therefore, our utilization rates in Canada during the months of April and May tend to decline.
     With an increase in oilfield activity levels, we, and many of our competitors, have invested in new equipment, some of which requires long lead times to manufacture. As more of this equipment is placed into service, there could be excess capacity in the industry, which may negatively impact our utilization rates. We believe that much of the new equipment being placed into service is replacing aging equipment that is currently operating in the field. Our equipment fleet is relatively new, as we have substantially invested in new equipment over the past two years and expect to continue to invest in equipment to the extent that we expect demand to remain high in the basins in which we operate. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.

Acquisitions
     During the first quarter of 2007, we acquired substantially all the assets of two oilfield service companies for approximately $12.1 million in cash, resulting in goodwill of approximately $5.7 million. One such company is located in LaSalle, Colorado, and provides frac tank rentals and fresh water hauling to customers in the Wattenburg Field of the DJ Basin. The second company is located in Greeley, Colorado, and provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin. The goodwill associated with these acquisitions has been allocated entirely to the completion and production services business segment. These acquisitions will supplement our completion and production services business in the DJ Basin, and provide us with additional fluid handling capabilities in the Rocky Mountain Region.
     On April 1, 2007, we acquired substantially all the assets of a fluid handling and disposal service company located in Borger, Texas, that provides services to customers in the Texas panhandle, for approximately $13.8 million in cash, resulting in goodwill of approximately $6.6 million. We will include the accounts of this company in the operations of our completion and production services business segment from the date of acquisition. We believe that this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent Region.
     We account for these acquisitions using the purchase method of accounting, whereby the purchase price is allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess to goodwill. Results of operations related to each acquired company will be included in our consolidated operations and accounts as of the date of acquisition.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2007, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, which is discussed further below.
     We adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” referred to as “FIN 48,” as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold, should no longer be recognized in the first financial reporting period that the threshold is no longer met.

     We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements as of January 1, 2007 or March 31, 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2007/	2007/
	3/31/07	3/31/06	2006	2006
	(unaudited, in thousands)
Revenue:
Completion and production services	$307,639	$192,021	$115,618	60%
Drilling services	58,396	44,030	14,366	33%
Product sales	41,032	26,295	14,737	56%

Total	$407,067	$262,346	$144,721	55%

EBITDA:
Completion and production services	$104,162	$54,602	$49,560	91%
Drilling services	18,068	16,020	2,048	13%
Product sales	5,157	3,816	1,341	35%
Corporate	(6,214)	(3,932)	(2,282)	58%

Total	$121,173	$70,506	$50,667	72%

“Corporate” includes amounts related to corporate personnel costs and other general expenses.
     “EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters ended March 31, 2007 and 2006 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended March 31, 2007
EBITDA, as defined	$104,162	$18,068	$5,157	$(6,214)	$121,173
Depreciation and amortization	$24,284	$3,635	$678	$373	$28,970

Operating income (loss)	$79,878	$14,433	$4,479	$(6,587)	$92,203

Quarter Ended March 31, 2006
EBITDA, as defined	$54,602	$16,020	$3,816	$(3,932)	$70,506
Depreciation and amortization	$12,834	$2,018	$383	$372	$15,607

Operating income (loss)	$41,768	$14,002	$3,433	$(4,304)	$54,899

     The following table reconciles segment information for the product sales business segment as originally reported for the quarter ended March 31, 2006, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
	(unaudited, in thousands)
Three Months Ended March 31, 2006
Revenue from external customers	$39,685	$13,390	$26,295

EBITDA, as defined	$5,547	$1,731	$3,816
Depreciation and amortization	$503	$120	$383

Operating income	$5,044	$1,611	$3,433

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006 (Unaudited)
     Revenue
     Revenue for the quarter ended March 31, 2007 increased by $144.7 million, or 55%, to $407.1 million from $262.3 million for the quarter ended March 31, 2006. This increase by segment was as follows:
•	Completion and Production Services. Segment revenue increased $115.6 million, or 60%, for the quarter, primarily due to: (1) higher activity levels; (2) an increase in revenues earned as a result of additional capital investment in the coiled tubing, well servicing, rental and fluid-handling businesses in 2007, as well as the benefit of a full-quarter of operations for equipment placed into service throughout 2006; (3) a more favorable pricing environment for our services; (4) investment in acquisitions during the first quarter of 2007, each of which provided incremental revenues for 2007 compared to 2006; and (5) a series of acquisitions during the year ended December 31, 2006, primarily in third and fourth quarters, which contributed to the overall 2007 results.

•	Drilling Services. Segment revenue increased $14.4 million, or 33%, for the quarter, primarily due to: (1) more favorable pricing; (2) capital investment in our Barnett Shale-focused drilling business throughout 2006 and, to a lesser extent, during the first quarter of 2007, as well as investment in drilling logistics equipment throughout our service area; and (3) an acquisition on August 1, 2006 through which we acquired three additional drilling rigs.

•	Product Sales. Segment revenue increased $14.7 million, or 56%, for the quarter, primarily due to an increase in product sales in Southeast Asia and an increase in sales of tubular goods though our supply stores in 2007 compared to 2006.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $79.9 million, or 51%, to $235.3 million for the quarter ended March 31, 2007 from $155.4 million for the quarter ended March 31, 2006. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended March 31, 2007 and 2006:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
	3/31/07	3/31/06	Change
Segment:
Completion and production services	55%	59%	(4)%
Drilling services	59%	53%	6%
Product sales	78%	73%	5%
Total	58%	59%	(1)%
     The decline in service and product expenses as a percentage of revenue reflects improved margins as a result of: (1) a favorable mix of services and products, (2) improved pricing for our completion and production services, as more revenue was earned in 2007 from higher margin services in the United States,

(3) higher incremental margins earned on capital invested throughout 2006 and into 2007, as operating costs as a percentage of revenue remained relatively flat, and (4) continued strong demand for oil and gas services and products during the quarter ended March 31, 2007, offset partially by rising labor, fuel, insurance and equipment costs. We were able to obtain more favorable pricing for our completion and production services segment for these periods as a result of higher customer demand for these services. In addition, this segment benefited from the impact of acquired businesses in 2006 and into 2007. Margins associated with our drilling services segment declined during the quarter ended March 31, 2007 compared to the same period in 2006 due primarily to downtime associated with rig maintenance which lowered utilization, lag time incurred as a result of this maintenance before redeploying the equipment under contract, and, to a lesser extent, certain price reductions related to smaller projects. Margins associated with our product sales business segment declined for the first quarter of 2007 compared to the first quarter of 2006 due primarily to the mix of products sold.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $14.1 million, or 39%, for the quarter ended March 31, 2007 to $50.6 million from $36.4 million during the quarter ended March 31, 2006. This increase in expense was due primarily to: (1) acquisitions during the twelve months ended March 31, 2007, which contributed additional costs related to headcount, property rental expense, insurance expense and other administrative costs; (2) increased incentive compensation accruals based on earnings; (3) higher consulting costs associated with information technology and Sarbanes-Oxley projects; (4) higher tax and legal consulting fees related to tax compliance issues and legal matters; and (5) incremental costs of approximately $1.1 million related to stock-based compensation expense. As a percentage of revenues, selling, general and administrative expense declined to 12% for the quarter ended March 31, 2007 compared to 14% for the quarter ended March 31, 2006.
     Depreciation and Amortization
     Depreciation and amortization expense increased $13.4 million, or 86%, to $29.0 million for the quarter ended March 31, 2007 from $15.6 million for the quarter ended March 31, 2006. The increase in depreciation and amortization expense was the result of placing into service much of the equipment that was purchased during the twelve months ended March 31, 2007, which totaled approximately $344.9 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2006 and during the first quarter of 2007, which contributed depreciation expense for the quarter ended March 31, 2007 but may not be included in the results for the same period in 2006 due to the timing of the acquisition. As a percentage of revenue, depreciation and amortization expense increased to 7% for the quarter ended March 31, 2007 compared to 6% for the quarter ended March 31, 2006. This increase is directly attributable to the increase in equipment placed into service throughout 2006 and for the first quarter of 2007.
     Interest Expense
     Interest expense was $15.6 million and $10.7 million for the quarters ended March 31, 2007 and 2006, respectively. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, including an increase in borrowings under our revolving credit facilities and the issuance of our 8.0% senior notes in December 2006. The weighted-average interest rate of borrowings outstanding at March 31, 2007 and 2006 was 7.74% and 7.27%, respectively. The increase in the borrowing rate was due primarily to a higher fixed interest rate on our senior notes issued in December 2006 compared to the average variable interest rate on our facilities outstanding during the quarter ended March 31, 2006.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.
     Tax expense was 38.0% and 38.4% of pretax income for the quarters ended March 31, 2007 and 2006, respectively, with the change primarily attributable to the impact of the composition of earnings in various state and provincial tax jurisdictions.

     Discontinued Operations
     Discontinued operations represent the results of operations, net of tax, of certain manufacturing and production enhancement operations of a Canadian subsidiary, including related assets located in south Texas. This disposal group was sold on October 31, 2006.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our pressure pumping, coiled tubing, well servicing, wireline, fluid handling and production testing fleets; increasing and replacing rental tool and well service rigs; and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt and equity securities.
     On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in an initial public offering at an initial offering price to the public of $24.00 per share, which provided proceeds of approximately $292.5 million less underwriter’s fees. We used these funds to retire principal and interest outstanding under our U.S. revolving credit facility on April 28, 2006, to pay transaction costs and to acquire various businesses throughout 2006.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash flows provided by (used in):
Operating activities	$85,191	$31,307
Investing activities	(110,442)	(75,348)
Financing activities	25,705	44,805
     Net cash provided by operating activities increased $53.9 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2006 and into 2007 as demand for our services grew, resulting in more billable hours and more favorable billing rates, while we continued to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash used in investing activities increased by $35.1 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, reflecting an incremental increase in funds used for capital expenditures in 2007 of $41.0 million, partially offset by a decline in funds used for acquisitions of $6.3 million. Significant capital equipment expenditures during the first quarter of 2007 included investments in coiled tubing units, well service rigs and pressure pumping units.
     Net cash provided by financing activities decreased $19.1 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This decrease was primarily attributable to a decline in funds borrowed under our revolving credit facilities, as cash from operating activities was sufficient to fund a greater portion of our working capital needs for the first quarter of 2007 compared to the same period in 2006, and we also borrowed less to effect the acquisition of complementary businesses during the respective periods.

Dividends
     We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our senior notes and revolving credit facilities, as amended on December 6, 2006, contain restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness
     On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2007.

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
     If an event of default exists under the Credit Agreement, as defined, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. While an event of default is continuing, advances will bear interest at the then-applicable rate plus 2%. For a description of an event of default, see our Credit Agreement which was filed with the Securities and Exchange Commission on December 8, 2006 as an exhibit to a Current Report on Form 8-K.
     Borrowings of $110.0 million and $22.1 million were outstanding under the U.S. and Canadian revolving credit facilities at March 31, 2007, respectively. The U.S. revolving credit facility bore interest at 6.57% at March 31, 2007, and the Canadian revolving credit facility bore interest at 6.0% at March 31, 2007. For the quarter ended March 31, 2007, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 6.47%. In addition, there were letters of credit outstanding which totaled $20.5 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at March 31, 2007, and we incurred fees of 1.25% of the total amount outstanding under these letter of credit arrangements. As of May 1, 2007, we had $155.8 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2006, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $99.9 million for equipment purchases and other capital expenditures during the quarter ended March 31, 2007, which does not include amounts paid in connection with acquisitions.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides additional guidance for using fair value to measure assets and liabilities, by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted marked prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. This standard requires disclosure of fair value measurements by level within this hierarchy. We adopted SFAS No. 157 on January 1, 2007 with no impact on our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 may have on our financial position, results of operations and cash flows.
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
     For the three months ended March 31, 2007, approximately 7% of our revenues and 7% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2007 by approximately $0.3 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2007 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 17% of our debt at March 31, 2007 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of March 31, 2007, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.3 million per year and reduce operating cash flows by approximately $0.8 million, net of tax.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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
Item 1A. Risk Factors.
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K as of December 31, 2006, except we have undertaken a self-insurance policy related to health insurance benefits for certain of our employees discussed more fully below.
     We are self-insured for certain health care benefits for our employees:
     On January 1, 2007, we began a self-insurance program to pay claims associated with the health care benefits provided to certain of our employees in the United States. Under this program, we continue to use the insurance company which provided our coverage in 2006 to administer the program, and we have purchased a stop-loss policy with this provider which will insure for individual claims which exceed a designated ceiling. Pursuant to this program, we accrue expense based upon expected claims, and make periodic claim payments to our administrator, which facilitates the payment of claims to the medical care providers. There is a risk that our actual claims incurred may exceed the projected claims, and we may incur more expense than expected for health insurance coverage. There is also a risk that we may not adequately accrue for claims that are incurred but not reported. Either of these events could have a material adverse effect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
     The Compensation Committee of our Board of Directors approved base salary increases for our executive officers and certain members of senior management, effective April 1, 2007, as summarized in the table below:

		Base Salary	Base Salary
		Prior to	As of
Executive Officer	Title	April 1, 2007	April 1, 2007
Joseph C. Winkler	Chief Executive Officer	$520,000	$552,000
J. Michael Mayer	Senior Vice President and Chief Financial Officer	$290,000	$305,000
James F. Maroney, III	Vice President, Secretary and General Counsel	$240,000	$254,400
Kenneth L. Nibling	Vice President — Human Resources and Administration	$225,000	$238,500
Robert L. Weisgarber	Vice President — Accounting and Controller	$185,000	$195,000
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
10.1*	—	Form of Executive Agreement

10.2*	—	Amendment to Employment Agreement dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

May 4, 2007	By:	/s/ J. Michael Mayer

Date		J. Michael Mayer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
10.1*	—	Form of Executive Agreement

10.2*	—	Amendment to Employment Agreement dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith