Form 10-Q
period 2007-06-30
Complete Production Services, Inc.
filed 2007-08-03
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of August 1, 2007: 72,868,288

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
June 30, 2007 (unaudited) and December 31, 2006

	2007	2006
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,661	$19,874
Trade accounts receivable, net	313,610	301,764
Inventory, net	59,090	43,930
Prepaid expenses	18,248	24,998
Other current assets	48	74

Total current assets	400,657	390,640
Property, plant and equipment, net	927,484	771,703
Intangible assets, net of accumulated amortization of $5,271 and $3,623, respectively	10,876	7,765
Deferred financing costs, net of accumulated amortization of $1,449 and $547, respectively	14,898	15,729
Goodwill	571,644	552,671
Other long-term assets	2,564	1,816

Total assets	$1,928,123	$1,740,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,124	$1,064
Accounts payable	61,371	71,370
Accrued liabilities	62,265	57,280
Accrued interest	4,314	4,085
Notes payable	2,482	17,087
Taxes payable	3,147	10,519

Total current liabilities	134,703	161,405
Long-term debt	839,813	750,577
Deferred income taxes	105,496	90,805
Minority interest	2,631	2,316

Total liabilities	1,082,643	1,005,103
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 72,132,405 (2006 — 71,418,473) issued	721	714
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	574,273	563,006
Retained earnings	247,104	155,971
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	23,584	15,732

Total stockholders’ equity	845,480	735,221

Total liabilities and stockholders’ equity	$1,928,123	$1,740,324

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Six Months Ended June 30, 2007 and 2006 (unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Revenue:
Service	$367,405	$234,420	$733,440	$469,539
Product	43,310	30,116	84,342	57,343

	410,715	264,536	817,782	526,882

Service expenses	204,364	139,323	407,877	274,834
Product expenses	33,654	21,942	65,465	41,825
Selling, general and administrative expenses	55,344	35,752	105,914	72,198
Depreciation and amortization	33,492	16,999	62,462	32,606

Income from continuing operations before interest, taxes and minority interest	83,861	50,520	176,064	105,419
Interest expense	15,064	9,488	30,689	20,170
Interest income	(316)	(1,015)	(528)	(1,022)

Income from continuing operations before taxes and minority interest	69,113	42,047	145,903	86,271
Taxes	25,535	15,607	54,714	32,611

Income from continuing operations before minority interest	43,578	26,440	91,189	53,660
Minority interest	(205)	(161)	56	144

Income from continuing operations	43,783	26,601	91,133	53,516
Income from discontinued operations (net of tax expense of $0, $329, $0 and $742, respectively)	—	553	—	1,751

Net income	$43,783	$27,154	$91,133	$55,267

Earnings per share information:
Continuing operations	$0.61	$0.40	$1.27	$0.87
Discontinued operations	$—	$—	$—	$0.03

Basic earnings per share	$0.61	$0.40	$1.27	$0.90

Continuing operations	$0.60	$0.39	$1.25	$0.84
Discontinued operations	$—	$—	$—	$0.02

Diluted earnings per share	$0.60	$0.39	$1.25	$0.86

Weighted average shares:
Basic	71,916	67,067	71,711	61,366
Diluted	73,367	69,065	73,195	63,953
Consolidated Statements of Comprehensive Income
Quarters and Six Months Ended June 30, 2007 and 2006 (unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$43,783	$27,154	$91,133	$55,267
Change in cumulative translation adjustment	7,096	3,080	7,852	2,962

Comprehensive income	$50,879	$30,234	$98,985	$58,229

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2007 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2006	71,418,473	$714	$563,006	$155,971	$(202)	$15,732	$735,221
Net income	—	—	—	91,133	—	—	91,133
Cumulative translation adjustment	—	—	—	—	—	7,852	7,852
Issuance of common stock:
Exercise of stock options	653,872	7	2,937	—	—	—	2,944
Expense related to employee stock options	—	—	2,259	—	—	—	2,259
Excess tax benefit from share-based compensation	—	—	4,599	—	—	—	4,599
Vested restricted stock	60,060	—	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	1,472	—	—	—	1,472

Balance at June 30, 2007	72,132,405	$721	$574,273	$247,104	$(202)	$23,584	$845,480

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$91,133	$55,267
Items not affecting cash:
Depreciation and amortization	62,462	32,852
Deferred income taxes	7,665	4,853
Minority interest	56	144
Excess tax benefit from share-based compensation	(4,599)	(109)
Non-cash compensation expense	3,731	1,706
Other	4,354	1,150
Changes in operating assets and liabilities:
Accounts receivable	(12,463)	(29,909)
Inventory	(13,929)	(9,609)
Prepaid expense and other current assets	6,997	5,451
Accounts payable	(948)	13,161
Accrued liabilities and other	(4,535)	(1,517)

Net cash provided by operating activities	139,924	73,440

Investing activities:
Business acquisitions, net of cash acquired	(40,468)	(36,163)
Additions to property, plant and equipment	(194,479)	(132,423)
Purchase of short-term securities	—	(165,000)
Proceeds from sale of short-term securities	—	52,841
Proceeds from disposal of capital assets/other	3,840	3,232

Net cash used in investing activities	(231,107)	(277,513)

Financing activities:
Issuances of long-term debt	192,901	180,646
Repayments of long-term debt	(103,605)	(256,278)
Repayment of notes payable	(14,604)	(11,272)
Proceeds from issuances of common stock	2,944	290,407
Excess tax benefit from share-based compensation	4,599	109

Net cash provided by financing activities	82,235	203,612

Effect of exchange rate changes on cash	(1,265)	(571)

Change in cash and cash equivalents	(10,213)	(1,032)
Cash and cash equivalents, beginning of period	19,874	11,405

Cash and cash equivalents, end of period	$9,661	$10,373

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$27,750	$19,652
Cash paid for taxes	$44,340	$16,385

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$27,359
Debt acquired in acquisition	$—	$534
See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2007 and the statements of operations and the statements of comprehensive income for the quarters and six months ended June 30, 2007 and 2006, as well as the statement of stockholders’ equity for the six months ended June 30, 2007 and the statements of cash flows for the six months ended June 30, 2007 and 2006. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     On January 1, 2007, we began a self-insurance program to pay claims associated with health care benefits provided to certain of our employees in the United States. Pursuant to this program, we have purchased a stop-loss insurance policy from an insurance company. Our accounting policy for this self-insurance program is to accrue expense based upon the number of employees enrolled in the plan at pre-

determined rates. As claims are processed and paid, we compare our claim history to our expected claims in order to estimate incurred but not reported claims. If our estimate of claims incurred but not reported exceeds our current accrual, we record additional expense during the current period.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas. Accordingly, we have revised our statement of operations for the quarter and six months ended June 30, 2006 to classify these results as discontinued operations. See Note 10, Discontinued Operations.
2. Business combinations:
Acquisitions During the Six Months Ended June 30, 2007:
     During the first six months of 2007, we acquired substantially all the assets or membership interests in four oilfield service businesses for $40,010 in cash, resulting in goodwill of $16,848. Several of these acquisitions are subject to a final working capital adjustment.
     (a) On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.
     (b) On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.
     (c) On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.
     (d) On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.
     We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment. No pro forma disclosure for these acquisitions is provided as we do not deem these acquisitions to be significant to our consolidated operations for the quarter or six months ended June 30, 2007. The following table summarizes our preliminary purchase price allocations for these acquisitions as of June 30, 2007, each of which is yet to be finalized:

Net assets acquired:
Property, plant and equipment	$21,833
Non-cash working capital	229
Intangible assets	1,100
Goodwill	16,848

Net assets acquired	$40,010

Consideration:
Cash, net of cash and cash equivalents acquired	$40,010

     The purchase price of each of the businesses that we acquire is negotiated as an arm’s length transaction with the seller. We generally evaluate acquisition targets based on an earnings multiple approach, whereby we consider precedent transactions which we have undertaken and those of others in our industry. To determine the fair value of assets acquired, we generally retain third-party consultants to perform valuation techniques related to identifiable intangible assets and to evaluate property, plant and equipment acquired based upon, at minimum, the replacement cost of the assets. Working capital items are deemed to be acquired at fair market value.
3. Accounts receivable:

	June 30,	December 31,
	2007	2006
Trade accounts receivable	$265,708	$260,733
Related party receivables	12,606	12,478
Unbilled revenue	32,780	27,096
Other receivables	6,401	3,888

	317,495	304,195
Allowance for doubtful accounts	3,885	2,431

	$313,610	$301,764

4. Inventory:

	June 30,	December 31,
	2007	2006
Finished goods	$50,582	$38,877
Manufacturing parts, materials and other	10,194	6,772

	60,776	45,649
Inventory reserves	1,686	1,719

	$59,090	$43,930

5. Property, plant and equipment:

		Accumulated
	Cost	Depreciation	Net Book Value
June 30, 2007
Land	$7,330	$—	$7,330
Building	16,032	1,267	14,765
Field equipment	904,947	182,174	722,773
Vehicles	78,493	18,609	59,884
Office furniture and computers	11,903	3,830	8,073
Leasehold improvements	14,377	1,580	12,797
Construction in progress	101,862	—	101,862

	$1,134,944	$207,460	$927,484

		Accumulated
	Cost	Depreciation	Net Book Value
December 31, 2006
Land	$5,816	$—	$5,816
Building	7,140	840	6,300
Field equipment	746,314	128,553	617,761
Vehicles	60,505	14,152	46,353
Office furniture and computers	9,891	2,712	7,179
Leasehold improvements	12,895	1,164	11,731
Construction in progress	76,563	—	76,563

	$919,124	$147,421	$771,703

     Construction in progress at June 30, 2007 and December 31, 2006 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and six months ended June 30, 2007, we recorded capitalized interest of $1,462 and $1,890, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

6. Notes payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We amortized the prepaid asset to expense over the policy term, and incurred finance charges totaling $268 as interest expense related to this arrangement during 2006. This policy was renewed for the policy term beginning December 1, 2006 through November 30, 2007, pursuant to which we recorded a note payable and an offsetting prepaid asset totaling $17,087 as of December 31, 2006, which includes a broker’s fee of approximately $600. Of this liability, $14,604 was paid during the six months ended June 30, 2007, and the remainder will be paid during the policy term.
7. Long-term debt:
     The following table summarizes long-term debt as of June 30, 2007 and December 31, 2006:

	2007	2006
U.S. revolving credit facility (a)	$173,821	$78,668
Canadian revolving credit facility (a)	11,989	17,575
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	1,677	1,948

	840,937	751,641
Less: current maturities of long-term debt and capital leases	1,124	1,064

	$839,813	$750,577

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement is comprised of a $310,000 U.S. revolving credit facility that is to mature in December 2011, and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that is to mature in December 2011. The Credit Agreement is secured by substantially all of our assets.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the

Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2007.

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

Borrowings under the U.S. revolving facility bore interest at rates ranging from 6.6% to 8.5% and the Canadian revolving credit facility bore interest at 6.0% at June 30, 2007. For the quarter and six months ended June 30, 2007, the weighted average interest rate on average borrowings under the amended Credit Agreement was approximately 6.5%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $20,599, which reduced the available borrowing capacity as of June 30, 2007. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through June 30, 2007. Our available borrowing capacity under the U.S. and Canadian revolving facilities at June 30, 2007 was $115,580 and $28,011, respectively.

On June 29, 2007, we amended our Credit Agreement in conjunction with the restructuring of certain legal entities for tax purposes with no material changes to the financial provisions or covenants.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed on a senior unsecured basis by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On June 15, 2007, we paid interest associated with these senior notes totaling $27,300.

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with identical terms. See Note 16, Subsequent Events.

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
     The following table summarizes the pro forma impact of our initial public offering on earnings per share for the quarter and six months ended June 30, 2006, assuming the 13,000,000 shares had been issued on January 1, 2006. No pro forma adjustments have been made to net income as reported.

	Quarter	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Net income as reported	$27,154	$55,267

Basic earnings per share, as reported:
Continuing operations	$0.40	$0.87
Discontinued operations	$0.00	$0.03

	$0.40	$0.90

Basic earnings per share, pro forma:
Continuing operations	$0.38	$0.77
Discontinued operations	$0.01	$0.03

	$0.39	$0.80

Diluted earnings per share, as reported:
Continuing operations	$0.39	$0.84
Discontinued operations	$0.00	$0.02

	$0.39	$0.86

Diluted earnings per share, pro forma:
Continuing operations	$0.37	$0.75
Discontinued operations	$0.01	$0.02

	$0.38	$0.77

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
     On January 24, 2007, the Compensation Committee of our Board of Directors authorized the grant of 877,000 stock options and 56,800 shares of non-vested restricted shares, effective January 31, 2007, for issuance to our officers and key members of our management team. Additional shares were authorized for issuance to certain members of senior management and for our directors, pursuant to their annual award of stock options and restricted stock. Of the authorized stock options, we granted 53,000 and 920,700 options to purchase shares of our common stock during the quarter and six months ended June 30, 2007, respectively, at an exercise price ranging from $18.65 to $27.11, which represented the fair market value of the shares on the applicable date of grant. Each of these stock options vests over a three-year term at 33 1/3% per year. The fair value of these stock option grants was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Six Months
Ended
June 30,
2007
Assumptions:
Risk-free rate	4.47% to 4.98%
Expected term (in years)	2.23 to 5.08
Volatility	30% to 31%
Calculated fair value per option	$4.21 to $9.33
     We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the six months ended June 30, 2007.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $5,080 over the vesting period of these 2007 stock option grants. For the quarter and six months ended June 30, 2007, we have recognized expense related to these stock option grants totaling $404 and $652, respectively, which represents a reduction of net income before taxes and minority interest. The impact on net income for the quarter and six months ended June 30, 2007 was a reduction of $255 and $407, respectively, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $4,428 as of June 30, 2007 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended June 30, 2007 and 2006, we recognized compensation expense associated with all stock option awards totaling $1,149 and $411, respectively, resulting in a reduction of net income of $725 and $256, respectively, and a $0.01 reduction in diluted earnings per share for the quarters ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, we recognized compensation expense associated with all stock option awards totaling $2,259 and $488, respectively, resulting in a reduction of net income of $1,412 and $303, respectively, and a $0.01 reduction in diluted earnings per share for the six months ended June 30, 2007 and 2006. Total unrecognized compensation expense associated with outstanding stock option awards at June 30, 2007 was $6,556.
     The following tables provide a roll forward of stock options from December 31, 2006 to June 30, 2007 and a summary of stock options outstanding by exercise price range at June 30, 2007:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2006	3,864,560	$9.67
Granted	920,700	$20.18
Exercised	(653,872)	$4.39
Cancelled	(87,106)	$17.60

Balance at June 30, 2007	4,044,282	$12.75

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	June 30,	Remaining	Exercise	June 30,	Remaining	Exercise
Range of Exercise Price	2007	Life (months)	Price	2007	Life (months)	Price
$2.00	303,806	23	$2.00	298,875	23	$2.00
$4.48 – $4.80	698,444	25	$4.68	536,185	24	$4.66
$5.00	283,817	49	$5.00	101,711	30	$5.00
$6.69	630,175	93	$6.69	373,887	94	$6.69
$11.66	448,137	99	$11.66	149,379	99	$11.66
$17.60 – $19.87	858,200	115	$19.84	—	—	—
$23.27 – $24.07	776,703	106	$23.97	246,401	106	$24.00
$26.26 – $27.11	45,000	110	$26.35	—	—	—

	4,044,282	81	$12.75	1,706,438	58	$8.06

The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2007 was $8,760 and $12,103, respectively. The total intrinsic value of all vested outstanding stock options at June 30, 2007 was $30,352.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock which is determined based on the fair value of the shares on the date of grant, and recorded ratably over the applicable vesting period. At June 30, 2007, amounts not yet recognized related to non-vested stock totaled $4,546, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $1,679 related to grants made during the six months ended June 30, 2007. We recognized compensation expense associated with non-vested restricted stock totaling $787 and $596 for the quarters ended June 30, 2007 and 2006, respectively, and $1,472 and $1,218 for the six-month periods ended June 30, 2007 and 2006, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2006 to June 30, 2007:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2006	690,073	$8.67
Granted	96,254	$21.30
Vested	(60,060)	$18.12
Forfeited	(3,512)	$23.50

Balance at June 30, 2007	722,755	$9.50

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock and contingent shares, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and six-month periods ended June 30, 2007 and 2006:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average basic common shares outstanding	71,916	67,067	71,711	61,366
Effect of dilutive securities:
Employee stock options	1,190	1,715	1,218	1,684
Non-vested restricted stock	261	283	266	295
Contingent shares (a)	—	—	—	608

Weighted average diluted common and potential common shares outstanding	73,367	69,065	73,195	63,953

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarter and six months ended June 30, 2007. If these potential common shares were included in the calculation, diluted weighted average shares outstanding for the quarter ended June 30, 2007 would have been 73,270,607 shares, or a reduction of 96,183 shares, and diluted weighted average shares for the six months ended June 30, 2007 would have been 72,970,329 shares, or a reduction of 224,648 shares, respectively. For the quarter and six months ended June 30, 2006, the diluted weighted average shares outstanding would have been 69,059,398 shares, or a reduction of 5,758 shares, for the quarter ended June 30, 2007, and 63,949,771 shares, or a reduction of 2,895 shares, for the six months ended June 30, 2007. If these anti-dilutive potential common shares had been included in the calculation of diluted weighted average shares for the periods indicated, there would have been no impact on diluted earnings per share as disclosed for all periods presented in the accompanying statements of operations.
10. Discontinued operations:
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas. We revised our financial statements, pursuant to SFAS No. 144, and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, in the accompanying statements of operations for the quarter and six months ended June 30, 2006. We completed the sale of this disposal group in October 2006.
     The following table summarizes the operating results for this disposal group for the quarter and six months ended June 30, 2006:

	Quarter	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Revenue	$10,890	$24,280
Income before taxes and minority interest	$882	$2,493
Net income	$553	$1,751
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

     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of June 30, 2007. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended June 30, 2007
Revenue from external customers	$307,212	$60,193	$43,310	$—	$410,715
Inter-segment revenues	$261	$1,517	$18,648	$(20,426)	$—
EBITDA, as defined	$101,180	$19,004	$5,440	$(8,271)	$117,353
Depreciation and amortization	$28,134	$4,017	$702	$639	$33,492

Operating income (loss)	$73,046	$14,987	$4,738	$(8,910)	$83,861
Capital expenditures	$70,561	$22,714	$454	$848	$94,577

Six Months Ended June 30, 2007
Revenue from external customers	$614,851	$118,589	$84,342	$—	$817,782
Inter-segment revenues	$332	$1,866	$29,781	$(31,979)	$—
EBITDA, as defined	$205,342	$37,072	$10,596	$(14,484)	$238,526
Depreciation and amortization	$52,418	$7,652	$1,380	$1,012	$62,462

Operating income (loss)	$152,924	$29,420	$9,216	$(15,496)	$176,064
Capital expenditures	$158,911	$29,986	$4,495	$1,087	$194,479

As of June 30, 2007
Segment assets	$1,554,655	$252,892	$97,673	$22,903	$1,928,123

Quarter Ended June 30, 2006
Revenue from external customers	$183,270	$51,150	$30,116	$—	$264,536
Inter-segment revenues	$96	$1,202	$13,485	$(14,783)	$—
EBITDA, as defined	$49,291	$18,236	$3,988	$(3,996)	$67,519
Depreciation and amortization	$14,001	$2,284	$449	$265	$16,999

Operating income (loss)	$35,290	$15,952	$3,539	$(4,261)	$50,520
Capital expenditures	$57,483	$12,990	$2,575	$379	$73,427

Six Months Ended June 30, 2006
Revenue from external customers	$374,359	$95,180	$57,343	$—	$526,882
Inter-segment revenues	$105	$1,638	$20,951	$(22,694)	$—
EBITDA, as defined	$103,901	$34,257	$7,794	$(7,927)	$138,025
Depreciation and amortization	$26,835	$4,302	$832	$637	$32,606

Operating income (loss)	$77,066	$29,955	$6,962	$(8,564)	$105,419
Capital expenditures	$97,832	$25,706	$6,138	$2,747	$132,423

As of December 31, 2006
Segment assets	$1,369,906	$245,806	$96,537	$28,075	$1,740,324
     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and six-month periods ended June 30, 2007 and 2006:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Segment operating income	$83,861	$50,520	$176,064	$105,419
Interest expense	15,064	9,488	30,689	20,170
Interest income	(316)	(1,015)	(528)	(1,022)
Income taxes	25,535	15,607	54,714	32,611
Minority interest	(205)	(161)	56	144

Net income from continuing operations	$43,783	$26,601	$91,133	$53,516

     The product sales business segment results have been adjusted for discontinued operations. See Note 10, Discontinued Operations. The following table reconciles the product sales segment information as originally reported for the quarter and six months ended June 30, 2006, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
Quarter Ended June 30, 2006
Revenue from external customers	$41,006	$10,890	$30,116

EBITDA, as defined	$4,996	$1,008	$3,988
Depreciation and amortization	$575	$126	$449

Operating income	$4,421	$882	$3,539

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
Six Months Ended June 30, 2006
Revenue from external customers	$81,623	$24,280	$57,343

EBITDA, as defined	$10,533	$2,739	$7,794
Depreciation and amortization	$1,078	$246	$832

Operating income	$9,455	$2,493	$6,962

     Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2007 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2006	$505,763	$34,876	$12,032	$552,671
Acquisitions	16,848	—	—	16,848
Contingency adjustment and other (a)	(2,125)	—	—	(2,125)
Foreign currency translation	4,250	—	—	4,250

Balance at June 30, 2007	$524,736	$34,876	$12,032	$571,644

(a)	The contingency adjustment includes a reclassification of $2,823 from goodwill to identifiable intangible assets, primarily non-compete agreements and customer relationships, which were identified upon acquisition but for which the fair value was recently determined based upon estimates calculated by a third-party appraiser. Of this amount, $2,017 related to the acquisition of Pumpco Services, Inc. in November 2006. Partially offsetting this reclassification of goodwill to identifiable intangibles was additional goodwill associated with the final working capital adjustments for several 2006 acquisitions.
12. Legal matters and contingencies:
     In the normal course of our business, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of the businesses.
     Although we cannot know the outcome of pending legal proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
     During the quarter ended June 30, 2007, we accrued $1.6 million in additional insurance premium related to a cost-sharing provision of our general liability policy. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
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
     We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements during the six months ended June 30, 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2003 to 2006 remain open for examination by taxing authorities.
     Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations.
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We will apply this guidance as applicable in future periods.
14. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). See Note 15, Subsequent Events. The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006; (2) unaudited condensed consolidating statements of operations for the quarters ended June 30, 2007 and 2006; (3) unaudited condensed consolidating statements of operations for the six months ended June 30, 2007 and 2006; and (4) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006.
Unaudited Condensed Consolidating Balance Sheet
June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$4,568	$3,671	$4,408	$(2,986)	$9,661
Trade accounts receivable, net	2	284,779	28,829	—	313,610
Inventory	—	47,839	11,251	—	59,090
Prepaid expenses and other current assets	1,765	13,831	2,700	—	18,296

Total current assets	6,335	350,120	47,188	(2,986)	400,657
Property, plant and equipment, net	4,063	863,397	60,024	—	927,484
Investment in consolidated subsidiaries	517,482	92,419	—	(609,901)	—
Inter-company receivable	1,111,711	—	—	(1,111,711)	—
Goodwill	93,792	431,206	46,646	—	571,644

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Other long-term assets, net	15,501	9,445	3,392	—	28,338

Total assets	$1,748,884	$1,746,587	$157,250	$(1,724,598)	$1,928,123

Current liabilities
Current maturities of long-term debt	$—	$1,059	$65	$—	$1,124
Accounts payable	1,409	55,080	7,868	(2,986)	61,371
Accrued liabilities	9,935	50,124	6,520	—	66,579
Notes payable	2,482	—	—	—	2,482
Taxes payable	(2,549)	—	5,696	—	3,147

Total current liabilities	11,277	106,263	20,149	(2,986)	134,703
Long-term debt	823,822	3,898	12,093	—	839,813
Inter-company payable	—	1,094,629	17,082	(1,111,711)	—
Deferred income taxes	68,305	24,315	12,876	—	105,496
Minority interest	—	—	2,631	—	2,631

Total liabilities	903,404	1,229,105	64,831	(1,114,697)	1,082,643
Stockholders’ equity
Total stockholders’ equity	845,480	517,482	92,419	(609,901)	845,480

Total liabilities and stockholders’ equity	$1,748,884	$1,746,587	$157,250	$(1,724,598)	$1,928,123

Unaudited Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$6,517	$9,533	$7,312	$(3,488)	$19,874
Trade accounts receivable, net	32	273,990	27,742	—	301,764
Inventory	—	33,899	10,031	—	43,930
Prepaid expenses and other current assets	1,495	21,307	2,270	—	25,072

Total current assets	8,044	338,729	47,355	(3,488)	390,640
Property, plant and equipment, net	3,384	713,952	54,367	—	771,703
Investment in consolidated subsidiaries	398,414	91,903	—	(490,317)	—
Inter-company receivable	1,007,052	—	—	(1,007,052)	—
Goodwill	93,792	416,515	42,364	—	552,671
Other long-term assets, net	16,473	5,725	3,112	—	25,310

Total assets	$1,527,159	$1,566,824	$147,198	$(1,500,857)	$1,740,324

Current liabilities
Current maturities of long-term debt	$—	$923	$141	$—	$1,064
Accounts payable	1,545	64,958	8,355	(3,488)	71,370
Accrued liabilities	7,361	46,509	7,495	—	61,365
Notes payable	17,087	—	—	—	17,087
Taxes payable	8,065	—	2,454	—	10,519

Total current liabilities	34,058	112,390	18,445	(3,488)	161,405
Long-term debt	728,668	4,093	17,816	—	750,577
Inter-company payable	—	1,000,870	6,182	(1,007,052)	—
Deferred income taxes	29,212	51,057	10,536	—	90,805
Minority interest	—	—	2,316	—	2,316

Total liabilities	791,938	1,168,410	55,295	(1,010,540)	1,005,103
Stockholders’ equity
Total stockholders’ equity	735,221	398,414	91,903	(490,317)	735,221

Total liabilities and stockholders’ equity	$1,527,159	$1,566,824	$147,198	$(1,500,857)	$1,740,324

Unaudited Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$347,530	$20,779	(904)	$367,405
Product	—	33,531	9,779	—	43,310

	—	381,061	30,558	(904)	410,715

Service expenses	—	187,735	17,533	(904)	204,364
Product expenses	—	27,002	6,652	—	33,654
Selling, general and administrative expenses	8,632	43,345	3,367	—	55,344
Depreciation and amortization	377	30,683	2,432	—	33,492

Income from continuing operations before interest, taxes and minority interest	(9,009)	92,296	574	—	83,861
Interest expense	15,591	5,887	368	(6,782)	15,064
Interest income	(6,803)	(200)	(95)	6,782	(316)
Equity in earnings of consolidated affiliates	(53,845)	(497)	—	54,342	—

Income from continuing operations before taxes and minority interest	36,048	87,106	301	(54,342)	69,113
Taxes	(7,735)	33,261	9	—	25,535

Income from continuing operations before minority interest	43,783	53,845	292	(54,342)	43,578
Minority interest	—	—	(205)	—	(205)

Net income	$43,783	$53,845	$497	$(54,342)	$43,783

Unaudited Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$216,039	$18,621	(240)	$234,420
Product	—	23,213	6,903	—	30,116

	—	239,252	25,524	(240)	264,536

Service expenses	—	123,080	16,483	(240)	139,323
Product expenses	—	18,325	3,617	—	21,942
Selling, general and administrative expenses	3,996	29,253	2,503	—	35,752
Depreciation and amortization	170	14,447	2,382	—	16,999

Income from continuing operations before interest, taxes and minority interest	(4,166)	54,147	539	—	50,520
Interest expense	9,071	4,187	440	(4,210)	9,488
Interest income	(5,212)	—	(13)	4,210	(1,015)
Equity in earnings of consolidated affiliates	(32,294)	(1,032)	—	33,326	—

Income from continuing operations before taxes and minority interest	24,269	50,992	112	(33,326)	42,047
Taxes	(2,885)	18,698	(206)	—	15,607

Income from continuing operations before minority interest	27,154	32,294	318	(33,326)	26,440
Minority interest	—	—	(161)	—	(161)

Net income from continuing operations	27,154	32,294	479	(33,326)	26,601
Discontinued operations (net of tax)	—	—	553	—	553

Net income	$27,154	$32,294	$1,032	$(33,326)	$27,154

Unaudited Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$675,259	$60,334	(2,153)	$733,440
Product	—	63,413	20,929	—	84,342

	—	738,672	81,263	(2,153)	817,782

Service expenses	—	364,761	45,269	(2,153)	407,877
Product expenses	—	50,940	14,525	—	65,465
Selling, general and administrative expenses	14,846	84,374	6,694	—	105,914
Depreciation and amortization	574	57,289	4,599	—	62,462

Income from continuing operations before interest, taxes and minority interest	(15,420)	181,308	10,176	—	176,064
Interest expense	31,041	12,296	673	(13,321)	30,689
Interest income	(13,380)	(321)	(148)	13,321	(528)
Equity in earnings of consolidated affiliates	(110,584)	(6,924)	—	117,508	—

Income from continuing operations before taxes and minority interest	77,503	176,257	9,651	(117,508)	145,903
Taxes	(13,630)	65,673	2,671	—	54,714

Income before minority interest	91,133	110,584	6,980	(117,508)	91,189
Minority interest	—	—	56	—	56

Net income	$91,133	$110,584	$6,924	$(117,508)	$91,133

Unaudited Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$413,857	$55,922	(240)	$469,539
Product	—	44,036	13,307	—	57,343

	—	457,893	69,229	(240)	526,882

Service expenses	—	234,487	40,587	(240)	274,834
Product expenses	—	34,357	7,468	—	41,825
Selling, general and administrative expenses	7,927	58,664	5,607	—	72,198
Depreciation and amortization	443	27,488	4,675	—	32,606

Income from continuing operations before interest, taxes and minority interest	(8,370)	102,897	10,892	—	105,419
Interest expense	19,137	8,515	940	(8,422)	20,170
Interest income	(9,424)	(7)	(13)	8,422	(1,022)
Equity in earnings of consolidated affiliates	(66,822)	(8,356)	—	75,178	—

Income from continuing operations before taxes and minority interest	48,739	102,745	9,965	(75,178)	86,271
Taxes	(6,528)	35,923	3,216	—	32,611

Income from continuing operations before minority interest	55,267	66,822	6,749	(75,178)	53,660
Minority interest	—	—	144	—	144

Net income from continuing operations	55,267	66,822	6,605	(75,178)	53,516
Discontinued operations (net of tax)	—	—	1,751	—	1,751

Net income	$55,267	$66,822	$8,356	$(75,178)	$55,267

Unaudited Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$91,133	$110,584	$6,924	$(117,508)	$91,133
Items not affecting cash:
Equity in earnings of consolidated affiliates	(110,584)	(6,924)	—	117,508	—
Depreciation and amortization	574	57,289	4,599	—	62,462
Other	7,239	3,252	716	—	11,207
Changes in operating assets and liabilities, net of effect of acquisitions	27,341	(38,311)	(14,410)	502	(24,878)

Net cash provided by operating activities	15,703	125,890	(2,171)	502	139,924

Investing activities:
Business acquisitions	—	(40,468)	—	—	(40,468)
Additions to property, plant and equipment	(1,084)	(188,143)	(5,252)	—	(194,479)
Inter-company advances	(104,659)	—	—	104,659	—
Other	—	3,302	538	—	3,840

Net cash used for investing activities	(105,743)	(225,309)	(4,714)	104,659	(231,107)

Financing activities:
Issuances of long-term debt	186,225	341	6,335	—	192,901
Repayments of long-term debt	(91,073)	(535)	(11,997)	—	(103,605)
Issuances (repayments) of notes payable	(14,604)	—	—	—	(14,604)
Inter-company borrowings (repayments)	—	93,751	10,908	(104,659)	—
Proceeds from issuances of common stock	2,944	—	—	—	2,944
Other	4,599	—	—	—	4,599

Net cash provided by financing activities	88,091	93,557	5,246	(104,659)	82,235
Effect of exchange rate changes on cash	—	—	(1,265)	—	(1,265)

Change in cash and cash equivalents	(1,949)	(5,862)	(2,904)	502	(10,213)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$4,568	$3,671	$4,408	$(2,986)	$9,661

Unaudited Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$55,267	$66,822	$8,356	(75,178)	$55,267
Items not affecting cash:
Equity in earnings of consolidated affiliates	(66,822)	(8,356)	—	75,178	—
Depreciation and amortization	443	27,488	4,921	—	32,852
Other	5,830	1,166	748	—	7,744
Changes in operating assets and liabilities, net of effect of acquisitions	36,415	(45,634)	(9,223)	(3,981)	(22,423)

Net cash provided by operating activities	31,133	41,486	4,802	(3,981)	73,440

Investing activities:
Business acquisitions	—	(36,163)	—	—	(36,163)
Additions to property, plant and equipment	(1,574)	(125,888)	(4,961)	—	(132,423)
Inter-company advances	(134,363)	—	—	134,363	—
Investment in short-term securities	(165,000)	—	—	—	(165,000)
Proceeds from sale of short-term securities	52,841	—	—	—	52,841
Other	—	3,037	195	—	3,232

Net cash used for investing activities	(248,096)	(159,014)	(4,766)	134,363	(277,513)

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Financing activities:
Issuances of long-term debt	180,646	—	—	—	180,646
Repayments of long-term debt	(240,381)	(5,756)	(10,141)	—	(256,278)
Issuances (repayments) of notes payable	(11,272)	—	—	—	(11,272)
Inter-company borrowings (repayments)	—	122,540	11,823	(134,363)	—
Proceeds from issuances of common stock	290,407	—	—	—	290,407
Other	109	—	—	—	109

Net cash provided by financing activities	219,509	116,784	1,682	(134,363)	203,612
Effect of exchange rate changes on cash	—	—	(571)	—	(571)

Change in cash and cash equivalents	2,546	(744)	1,147	(3,981)	(1,032)
Cash and cash equivalents, beginning of period	1,635	6,043	3,727	—	11,405

Cash and cash equivalents, end of period	$4,181	$5,299	$4,874	$(3,981)	$10,373

15. Recent accounting pronouncements and authoritative literature:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides additional guidance for using fair value to measure assets and liabilities, by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted marked prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. This standard requires disclosure of fair value measurements by level within this hierarchy. We adopted SFAS No. 157 on January 1, 2007 with no significant impact on our financial position, results of operations and cash flows.
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
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. See Note 13, Adoption of FASB Interpretation No. 48.
16. Subsequent events:
     On July 25, 2007, the holders of our 8.0% senior notes exchanged 100% of their notes for publicly registered notes with identical terms pursuant to a registration statement we filed on Form S-4 on June 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2007 and for the quarters and six months ended June 30, 2007 and 2006, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
     Product Sales. Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. Our current product offering includes completion, flow control and artificial lift equipment as well as tubular goods. We sell products throughout North America primarily through our supply stores. We also sell products through our Southeast Asia business and through agents in markets outside of North America.
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
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarters and six months ended June 30, 2007 and 2006:
AVERAGE RIG COUNTS

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/07	6/30/06	6/30/07	6/30/06
BHI Rotary Rig Count:
U.S. Land	1,680	1,539	1,666	1,489
U.S. Offshore	77	96	80	89

Total U.S.	1,757	1,635	1,746	1,578
Canada	145	292	333	477

Total North America	1,902	1,927	2,079	2,055

BHI Workover Rig Count:
United States	1,526	1,624	1,507	1,576
Canada	386	535	570	621

Total U.S. and Canada	1,912	2,159	2,077	2,197

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
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $40.0 million to acquire four businesses during the six months ended June 30, 2007 (see “—Acquisitions”).
     During the six months ended June 30, 2007 and 2006, we invested $194.5 million and $132.4 million, respectively, in equipment additions and other capital expenditures. We expect our quarterly capital expenditures to trend down throughout the remainder of 2007 and to total approximately $350.0 million for the full year. Our capital expenditures for the twelve months ended June 30, 2007 was $366.0 million, the majority of which related to growth capital. We expect to continue to benefit from equipment placed into service this quarter and during the past year, assuming that our utilization rates remain high. We expect future revenue and net income growth throughout 2007 as we continue to deploy new equipment. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas. On October 31, 2006, we sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company based in Calgary, Alberta, Canada. We accounted for this disposal as a discontinued operation. We decided to sell this business because it was ancillary to our primary operations and did not align directly with our strategic goals.
     Natural gas prices have declined from historical highs in 2006. This trend could be the result of a number of macro-economic factors, such as a perceived excess supply of natural gas, lower demand for oil and gas or the use of alternate fuels, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Although we cannot determine the impact that lower commodity prices may have on our business or whether such a decline in commodity prices will be long-term, we believe that North American oilfield activity and the overall outlook for our business remains favorable from an activity and pricing perspective, especially in the basins in which we operate, which includes the Piceance, Greater Green River and DJ basins in the Rocky Mountain region, Barnett Shale of north Texas and Anadarko and Arkoma basins in the Mid-continent region including the Fayetteville Shale in Arkansas. Although we believe that a slow-down in activity levels has occurred and may continue in Canada, and to a lesser extent may occur in the U.S., we do not believe that such a slow-down will be long-lasting. Consistent with prior years, our results for the second quarter of 2007 in the completion and production services business were impacted by seasonality in Canada as a result of inclement weather conditions, referred to as the Canadian “break-up.” The break-up makes it difficult for our customers to execute their operating plans, and, therefore, our utilization rates in Canada during the spring months tend to decline. This seasonality impact on Canadian results for 2007 was greater than in the prior year. However, activity levels and the deployment of new equipment for most of our operations in the U.S. offset these declines on a year-over-year basis. In addition, our completion and production services business in the Barnett Shale and Mid-continent region was also negatively impacted by inclement weather toward the end of the second quarter of 2007, although to a lesser extent than experienced in Canada.
     As drilling activity has trended upwards the last few years and oilfield activity levels have increased, we, and many of our competitors, have invested in new equipment, some of which requires long lead times to manufacture. As more of this equipment is placed into service, there could be excess capacity in the industry, which may negatively impact our utilization rates and pricing. We believe that much of the new equipment being placed into service is replacing aging equipment that is currently operating in the field. Our equipment fleet is relatively new, as we made significant investments in new equipment over the past two years and expect to continue to invest in equipment to the extent that we expect demand to remain high in the basins in which we operate. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.
Acquisitions
     During the first six months of 2007, we acquired substantially all the assets or membership interests in four oilfield service companies for $40.0 million in cash, resulting in goodwill of approximately $16.8 million. Several of these acquisitions are subject to final working capital adjustment.
•	On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.

•	On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.

•	On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.

•	On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.
     We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 effective January 1, 2007. Our critical accounting policies and estimates have not changed materially during the quarter ended June 30, 2007. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). For a description of FIN 48, see our Quarterly Report on Form 10-Q as of March 31, 2007.

Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2007/	2007/
	6/30/07	6/30/06	2006	2006
	(unaudited, in thousands)
Revenue:
Completion and production services	$307,212	$183,270	$123,942	68%
Drilling services	60,193	51,150	9,043	18%
Product sales	43,310	30,116	13,194	44%

Total	$410,715	$264,536	$146,179	55%

EBITDA:
Completion and production services	$101,180	$49,291	$51,889	105%
Drilling services	19,004	18,236	768	4%
Product sales	5,440	3,988	1,452	36%
Corporate	(8,271)	(3,996)	(4,275)	107%

Total	$117,353	$67,519	$49,834	74%

				Percent
	Six Months	Six Months	Change	Change
	Ended	Ended	2007/	2007/
	6/30/07	6/30/06	2006	2006
Revenue:
Completion and production services	$614,851	$374,359	$240,492	64%
Drilling services	118,589	95,180	23,409	25%
Product sales	84,342	57,343	26,999	47%

Total	$817,782	$526,882	$290,900	55%

EBITDA:
Completion and production services	$205,342	$103,901	$101,441	98%
Drilling services	37,072	34,257	2,815	8%
Product sales	10,596	7,794	2,802	36%
Corporate	(14,484)	(7,927)	(6,557)	83%

Total	$238,526	$138,025	$100,501	73%

“Corporate” includes amounts related to corporate personnel costs and other general expenses.
“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and six-month periods ended June 30, 2007 and 2006 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2007
EBITDA, as defined	$101,180	$19,004	$5,440	$(8,271)	$117,353
Depreciation and amortization	$28,134	$4,017	$702	$639	$33,492

Operating income (loss)	$73,046	$14,987	$4,738	$(8,910)	$83,861

Quarter Ended June 30, 2006
EBITDA, as defined	$49,291	$18,236	$3,988	$(3,996)	$67,519
Depreciation and amortization	$14,001	$2,284	$449	$265	$16,999

Operating income (loss)	$35,290	$15,952	$3,539	$(4,261)	$50,520

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Six Months Ended June 30, 2007
EBITDA, as defined	$205,342	$37,072	$10,596	$(14,484)	$238,526
Depreciation and amortization	$52,418	$7,652	$1,380	$1,012	$62,462

Operating income (loss)	$152,924	$29,420	$9,216	$(15,496)	$176,064

Six Months Ended June 30, 2006
EBITDA, as defined	$103,901	$34,257	$7,794	$(7,927)	$138,025
Depreciation and amortization	$26,835	$4,302	$832	$637	$32,606

Operating income (loss)	$77,066	$29,955	$6,962	$(8,564)	$105,419

     The following table reconciles segment information for the product sales business segment as originally reported for the quarter and six months ended June 30, 2006, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
	(unaudited, in thousands)
Quarter Ended June 30, 2006
Revenue from external customers	$41,006	$10,890	$30,116

EBITDA, as defined	$4,996	$1,008	$3,988
Depreciation and amortization	$575	$126	$449

Operating income	$4,421	$882	$3,539

Six Months Ended June 30, 2006
Revenue from external customers	$81,623	$24,280	$57,343

EBITDA, as defined	$10,533	$2,739	$7,794
Depreciation and amortization	$1,078	$246	$832

Operating income	$9,455	$2,493	$6,962

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter and Six Months Ended June 30, 2007 Compared to the Quarter and Six Months Ended June 30, 2006 (Unaudited)
     Revenue
     Revenue for the quarter ended June 30, 2007 increased by $146.2 million, or 55%, to $410.7 million from $264.5 million for the quarter ended June 30, 2006. Revenue for the six months ended June 30, 2007 increased by $290.9 million, or 55%, to $817.8 million from $526.9 million for the six months ended June 30, 2006. These increases by segment were as follows:
•	Completion and Production Services. Segment revenue increased $123.9 million, or 68%, for the quarter, and $240.5 million, or 64%, for the six months, primarily due to: (1) higher activity levels; (2) an increase in revenues earned as a result of additional capital investment in the coiled tubing, well servicing, rental and fluid-handling businesses in 2006 and during the six months ended June 30, 2007; (3) a favorable pricing environment for our services, particularly the well servicing and coiled tubing business; (4) investment in acquisitions during the first six months of 2007, each of which provided incremental revenues for 2007 compared to 2006; and (5) a series of acquisitions during the year ended December 31, 2006, primarily in the third and fourth quarters, which contributed to the results for the six months ended June 30, 2007, but provided no revenue for the same period in 2006. These incremental revenue increases were partially offset by less favorable results in Canada in 2007, primarily due to seasonality, and adverse weather conditions during May and June 2007 in several of our key operating areas, including the Barnett Shale region of north Texas and the Mid-continent region.

•	Drilling Services. Segment revenue increased $9.0 million, or 18%, for the quarter, and $23.4 million, or 25% for the six months, primarily due to: (1) favorable pricing; and (2) capital investment in our Barnett Shale-focused drilling business throughout 2006 and, to a lesser extent, during the first six months of 2007, as well as investment in drilling logistics equipment throughout our service area. These incremental revenues were partially offset by an increase in rig downtime in

2007 for mechanical repairs and slightly lower utilization rates.

•	Product Sales. Segment revenue increased $13.2 million, or 44%, for the quarter, and $27.0 million, or 47%, for the six months, primarily due to an increase in product sales in Southeast Asia and an increase in sales of tubular goods though our supply stores in 2007 compared to 2006.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $76.8 million, or 48%, to $238.0 million for the quarter ended June 30, 2007 from $161.3 million for the quarter ended June 30, 2006. These expenses increased $156.7 million, or 49%, to $473.3 million for the six months ended June 30, 2007 from $316.7 million for the six months ended June 30, 2006. The following table summarizes service and product expenses as a percentage of revenues for the quarters and six-month periods ended June 30, 2007 and 2006:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended			Six Months Ended
	6/30/07	6/30/06	Change	6/30/07	6/30/06	Change
Segment:
Completion and production services	55%	61%	(6)%	55%	60%	(5)%
Drilling services	58%	55%	3%	58%	55%	3%
Product sales	78%	73%	5%	78%	73%	5%
Total	58%	61%	(3)%	58%	60%	(2)%
     The decline in service and product expenses as a percentage of revenue reflects improved margins as a result of: (1) a favorable mix of services and products, (2) improved pricing for our completion and production services, including our well servicing and coiled tubing business, and favorable margins from our pressure pumping business acquired in November 2006, (3) higher incremental margins earned on capital invested throughout 2006 and into 2007, as operating costs as a percentage of revenue remained relatively flat, and (4) continued strong demand for oil and gas services and products during the six months ended June 30, 2007, offset partially by rising labor, fuel, insurance and equipment costs. We were able to obtain more favorable pricing for our completion and production services segment for these periods as a result of higher customer demand for these services in the geographic regions we serve. In addition, this segment benefited from the impact of acquired businesses in 2006 and into 2007. Margins associated with our drilling services segment declined during the six months ended June 30, 2007 compared to the same period in 2006 due primarily to downtime associated with rig maintenance which lowered utilization, lag time incurred as a result of this maintenance before redeploying the equipment under contract, and, to a lesser extent, certain price reductions related to smaller projects. Margins associated with our product sales business segment declined for the first six months of 2007 compared to the same period in 2006 due primarily to the mix of products sold.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $19.6 million, or 55%, for the quarter ended June 30, 2007 to $55.3 million from $35.8 million during the quarter ended June 30, 2006. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, selling, general and administrative expenses increased $33.7 million, or 47%, to $105.9 million from $72.2 million. These increases in expenses were due primarily to: (1) acquisitions during the twelve months ended June 30, 2007, which contributed additional costs related to headcount, property rental expense, insurance expense and other administrative costs; (2) increased incentive compensation accruals based on earnings; (3) higher consulting costs associated with accounting and tax compliance, legal matters, information technology and Sarbanes-Oxley projects; (4) additional insurance premiums of $1.6 million in May 2007 associated with a excess/umbrella liability insurance claim (see Notes to Consolidated Financial Statements—Note 12, Legal Matters and Contingencies); (5) costs associated with a legal restructuring associated with state tax planning; and (6) incremental costs of approximately $0.9 million and $2.0 million related to stock-based compensation expense for the quarter and six-month periods then ended, respectively. As a percentage of revenues, selling, general and administrative expense was 13% for the quarter and six months ended June 30, 2007, compared to 14% for the quarter and six months ended June 30, 2006.
     Depreciation and Amortization
     Depreciation and amortization expense increased $16.5 million, or 97%, to $33.5 million for the quarter ended June 30, 2007 from $17.0 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, depreciation and amortization expense increased $29.9 million, or 92%, to $62.5 million from $32.6 million. The increase in depreciation and amortization expense was the result of placing into service much of the equipment that was purchased during the twelve months ended June 30, 2007, which totaled approximately $366.0 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2006 and during the first six months of 2007, which contributed depreciation expense for the quarter and six months ended June 30, 2007 but may not have contributed expense to the results for the same period in 2006 due to the timing of the acquisition. As a percentage of revenue, depreciation and amortization expense increased to 8% for the quarter and six months ended June 30, 2007 compared to 6% for the quarter and six months ended June 30, 2006. This increase is directly attributable to the increase in equipment placed into service throughout 2006 and during the first six months of 2007.
     Interest Expense
     Interest expense increased $5.6 million, or 59%, to $15.1 million for the quarter ended June 30, 2007 from $9.5 million for the quarter ended June 30, 2006, respectively. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, interest expense increased $10.5 million, or 52%, to $30.7 million from $20.2 million. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, including an increase in borrowings under our revolving credit facilities and the issuance of our 8.0% senior notes in December 2006. The weighted-average interest rate of borrowings outstanding at June 30, 2007 and 2006 was 7.8% and 7.6%, respectively. The increase in the borrowing rate was due primarily to a higher fixed interest rate on our senior notes issued in December 2006 compared to the average variable interest rate on our facilities outstanding during the six months ended June 30, 2006.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. Tax expense was 37.5% and 37.8% of pretax income for the six months ended June 30, 2007 and 2006, respectively.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$139,924	$73,440
Investing activities	(231,107)	(277,513)
Financing activities	82,235	203,612
     Net cash provided by operating activities increased $66.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2006 and into 2007 as demand for our services grew, resulting in more billable hours and more favorable billing rates, while we continued to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash used in investing activities decreased by $46.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease resulted from investing a portion of the proceeds from our April 2006 initial public offering totaling $165.0 million in short-term bond funds, of which $52.8 million had been liquidated as of June 30, 2006. This overall decline in cash used for investing activities was partially offset by incremental increases in cash used for investing activities in 2007 for capital expenditures and acquisitions of $62.1 million and $4.3 million, respectively. Significant capital equipment expenditures during the first six months of 2007 included investments in coiled tubing units, well service rigs and pressure pumping units.
     Net cash provided by financing activities decreased $121.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, we borrowed a net of $89.3 million under our existing revolving credit facilities. These borrowings, along with cash provided by operating activities, were used to acquire four companies, make quarterly income tax payments and to make a June 2007 semi-annual interest payment pursuant to our 8.0% senior notes. The primary source of funds for the six months ended June 30, 2006 was the initial public offering of our common stock which resulted in an increase in net cash of $290.4 million, a portion of which was used to repay net outstanding borrowings of $75.6 million under our then-existing term loan and revolving credit facilities.
Dividends
     We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our senior notes and revolving credit facilities, as amended on December 6, 2006, contain restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness
     On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On June 15, 2007, we paid interest associated with these senior notes totaling $27.3 million.
     Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with identical terms. These holders exchanged 100% of these notes for publicly traded notes on July 25, 2007.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2007.
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
     On June 29, 2007, we amended our Credit Agreement in conjunction with the restructuring of certain legal entities for tax purposes with no material changes to the financial provisions or covenants.
     Borrowings of $173.8 million and $12.0 million were outstanding under the U.S. and Canadian revolving credit facilities at June 30, 2007, respectively. The U.S. revolving credit facility bore interest at rates ranging from 6.6% to 8.5% at June 30, 2007, and the Canadian revolving credit facility bore interest at 6.0% at June 30, 2007. For the six months ended June 30, 2007, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 6.5%. In addition, there were letters of credit outstanding which totaled $20.6 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at June 30, 2007, and we incurred fees of 1.25% of the total amount outstanding under these letter of credit arrangements. As of August 1, 2007, we had $186.7 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2006, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $94.6 million and $194.5 million for equipment purchases and other capital expenditures during the quarter and six months ended June 30, 2007, respectively, which does not include amounts paid in connection with acquisitions.
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
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We will apply this guidance as applicable in future periods.
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
     For the six months ended June 30, 2007, approximately 5% of our revenues and 6% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and six months ended June 30, 2007 by approximately $0.1 million and $0.4 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and six months ended June 30, 2007 by approximately $0.1 million and $0.2 million, respectively. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 22% of our debt at June 30, 2007 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of June 30, 2007, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.9 million per year and reduce operating cash flows by approximately $1.2 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     We have been taking steps to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 prior to its applicability to us. In that connection, we have made and expect to continue to make changes to our internal controls and control environment. During the quarter ended June 30, 2007, we implemented a new corporate consolidation software program which we believe will improve the efficiency and accuracy of our financial reporting system. Although these changes have improved and may continue to improve our internal controls and control environment, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, except as noted, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     In the normal course of our business, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of the businesses.
     Although we cannot know the outcome of pending legal proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
     During the quarter ended June 30, 2007, we accrued $1.6 million in additional insurance premium related to a cost-sharing provision of our general liability policy. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K as of December 31, 2006, except our self-insurance policy related to health insurance benefits for certain of our employees, which was disclosed in our Quarterly Report on Form 10-Q as of March 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of stockholders of Complete Production Services, Inc. was held on May 24, 2007 in Houston, Texas. At the annual meeting, holders of 72,393,526 shares were entitled to vote on the specified stockholder matters, of which 66,836,170 shares were present and voting, or 92.32% of the outstanding shares of capital stock, which constituted a quorum.
     Proposals submitted to a vote of the stockholders were:
(1)	The election of three directors of Complete Production Services, Inc. for the ensuing year or until a successor is elected or qualified.

	Number of Voting Shares
			Broker
Director’s Name	For	Withheld	Non-Votes
Harold G. Hamm	53,559,285	13,276,885	—
W. Matt Ralls	66,238,269	597,901	—
James D. Woods	63,660,771	3,175,399	—
     In addition to the election of Messrs. Hamm, Ralls and Woods at our annual meeting, Messrs. Boswell, McShane, Waite, Watts, Whaling and Winkler continued to serve as directors after the annual meeting.

(2)	The ratification of Grant Thornton LLP as our independent registered public accountants for the fiscal year ended December 31, 2007.

			Broker
For	Against	Abstained	Non-Votes
66,417,655	12,520	405,995	—
Item 5. Other Information.
None.
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
10.1*	—
First Amendment to Second Amended and Restated Credit Agreement dated December 6, 2006 between Complete Production Services, Inc., Integrated Production Services, Inc. and the lenders named therein, with Wells Fargo Bank, National Association, as Administrative Agent, effective June 29, 2007.

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

COMPLETE PRODUCTION SERVICES, INC.
August 3, 2007	By:	/s/ J. Michael Mayer
Date		J. Michael Mayer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
10.1*	—
First Amendment to Second Amended and Restated Credit Agreement dated December 6, 2006 between Complete Production Services, Inc., Integrated Production Services, Inc. and the lenders named therein, with Wells Fargo Bank, National Association, as Administrative Agent, effective June 29, 2007.

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