Form 10-Q
period 2007-09-30
Complete Production Services, Inc.
filed 2007-11-02
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of November 1, 2007: 73,000,074

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2007 and 2006	4
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4. Controls and Procedures.	36

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	37

Item 1A. Risk Factors.	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3. Defaults Upon Senior Securities.	37

Item 4. Submission of Matters to a Vote of Security Holders.	38

Item 5. Other Information.	38

Item 6. Exhibits.	38

Signature	39
First Supplemental Indenture
Second Amendment to Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
September 30, 2007 (unaudited) and December 31, 2006

	2007	2006
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,346	$19,874
Trade accounts receivable, net	317,129	301,764
Inventory, net	62,751	43,930
Prepaid expenses	13,600	24,998
Other current assets	2,976	74

Total current assets	403,802	390,640
Property, plant and equipment, net	975,058	771,703
Intangible assets, net of accumulated amortization of $5,999 and $3,623, respectively	11,151	7,765
Deferred financing costs, net of accumulated amortization of $2,099 and $547, respectively	14,440	15,729
Goodwill	570,493	552,671
Other long-term assets	2,781	1,816

Total assets	$1,977,725	$1,740,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$866	$1,064
Accounts payable	57,287	71,370
Accrued liabilities	65,883	57,280
Accrued interest	17,649	4,085
Notes payable	—	17,087
Taxes payable	—	10,519

Total current liabilities	141,685	161,405
Long-term debt	820,549	750,577
Deferred income taxes	116,341	90,805
Minority interest	2,507	2,316

Total liabilities	1,081,082	1,005,103
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 72,273,867 (2006 — 71,418,473) issued	723	714
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	577,599	563,006
Retained earnings	288,712	155,971
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	29,811	15,732

Total stockholders’ equity	896,643	735,221

Total liabilities and stockholders’ equity	$1,977,725	$1,740,324

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Revenue:
Service	$377,736	$287,991	$1,111,176	$757,530
Product	35,187	34,043	119,529	91,386

	412,923	322,034	1,230,705	848,916
Service expenses	223,557	160,695	631,434	435,529
Product expenses	27,015	25,213	92,480	67,038
Selling, general and administrative expenses	50,258	42,887	156,172	115,085
Depreciation and amortization	35,396	21,005	97,858	53,611

Income from continuing operations before interest, taxes and minority interest	76,697	72,234	252,761	177,653
Interest expense	16,676	9,142	47,365	29,312
Interest income	(484)	(256)	(1,012)	(1,278)

Income from continuing operations before taxes and minority interest	60,505	63,348	206,408	149,619
Taxes	19,180	23,800	73,894	56,411

Income from continuing operations before minority interest	41,325	39,548	132,514	93,208
Minority interest	(283)	(121)	(227)	23

Income from continuing operations	41,608	39,669	132,741	93,185
Income from discontinued operations (net of tax expense of $0, $169, $0 and $911, respectively)	—	570	—	2,321

Net income	$41,608	$40,239	$132,741	$95,506

Earnings per share information:
Continuing operations	$0.58	$0.57	$1.85	$1.45
Discontinued operations	$—	$0.01	$—	$0.04

Basic earnings per share	$0.58	$0.58	$1.85	$1.49

Continuing operations	$0.57	$0.55	$1.81	$1.40
Discontinued operations	$—	$0.01	$—	$0.03

Diluted earnings per share	$0.57	$0.56	$1.81	$1.43

Weighted average shares:
Basic	72,191	69,816	71,873	64,216
Diluted	73,495	71,738	73,296	66,587
Consolidated Statements of Comprehensive Income
Quarters and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$41,608	$40,239	$132,741	$95,506
Change in cumulative translation adjustment	6,227	419	14,079	3,381

Comprehensive income	$47,835	$40,658	$146,820	$98,887

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2007 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2006	71,418,473	$714	$563,006	$155,971	$(202)	$15,732	$735,221
Net income	—	—	—	132,741	—	—	132,741
Cumulative translation adjustment	—	—	—	—	—	14,079	14,079
Issuance of common stock:
Exercise of stock options	773,786	8	3,404	—	—	—	3,412
Expense related to employee stock options	—	—	3,110	—	—	—	3,110
Excess tax benefit from share-based compensation	—	—	5,790	—	—	—	5,790
Vested restricted stock	81,608	1	(1)	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,290	—	—	—	2,290

Balance at September 30, 2007	72,273,867	$723	$577,599	$288,712	$(202)	$29,811	$896,643

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used in):	(In thousands)
Operating activities:
Net income	$132,741	$95,506
Items not affecting cash:
Depreciation and amortization	97,858	53,978
Deferred income taxes	10,345	6,308
Minority interest	(227)	23
Excess tax benefit from share-based compensation	(5,790)	(461)
Non-cash compensation expense	5,400	2,950
Other	6,721	2,033
Changes in operating assets and liabilities:
Accounts receivable	(15,030)	(82,986)
Inventory	(16,532)	(9,326)
Prepaid expense and other current assets	11,734	11,149
Accounts payable	(19,829)	13,764
Accrued liabilities and other	32,757	17,759

Net cash provided by operating activities	240,148	110,697

Investing activities:
Business acquisitions, net of cash acquired	(40,616)	(168,656)
Additions to property, plant and equipment	(274,759)	(215,204)
Purchase of short-term securities	—	(165,000)
Proceeds from sale of short-term securities	—	165,000
Proceeds from disposal of capital assets/other	4,935	3,333

Net cash used in investing activities	(310,440)	(380,527)

Financing activities:
Issuances of long-term debt	247,307	311,796
Repayments of long-term debt	(177,533)	(319,961)
Repayment of notes payable	(17,078)	(13,659)
Proceeds from issuances of common stock	3,412	290,087
Deferred financing costs	(200)	—
Excess tax benefit from share-based compensation	5,790	461

Net cash provided by financing activities	61,698	268,724

Effect of exchange rate changes on cash	(3,934)	(975)

Change in cash and cash equivalents	(12,528)	(2,081)
Cash and cash equivalents, beginning of period	19,874	11,405

Cash and cash equivalents, end of period	$7,346	$9,324

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$31,755	$28,250
Cash paid for taxes	$56,177	$27,873

Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$27,359
Debt acquired in acquisition	$—	$534
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2007 and the statements of operations and the statements of comprehensive income for the quarters and nine months ended September 30, 2007 and 2006, as well as the statement of stockholders’ equity for the nine months ended September 30, 2007 and the statements of cash flows for the nine months ended September 30, 2007 and 2006. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     On January 1, 2007, we began a self-insurance program to pay claims associated with health care benefits provided to certain of our employees in the United States. Pursuant to this program, we have purchased a stop-loss insurance policy from an insurance company. Our accounting policy for this self-insurance program is to accrue expense based upon the number of employees enrolled in the plan at pre-

determined rates. As claims are processed and paid, we compare our claims history to our expected claims in order to estimate incurred but not reported claims. If our estimate of claims incurred but not reported exceeds our current accrual, we record additional expense during the current period.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas. Accordingly, we have revised our statement of operations for the quarter and nine months ended September 30, 2006 to classify these results as discontinued operations. See Note 10, Discontinued Operations.
2. Business combinations:
Acquisitions During the Nine Months Ended September 30, 2007:
     During the nine months ended September 30, 2007, we acquired substantially all the assets or membership interests in four oilfield service businesses for $40,737 in cash, resulting in goodwill of $16,104. Several of these acquisitions are subject to a final working capital adjustment.
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
     We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment. No pro forma disclosure for these acquisitions is provided as we do not deem these acquisitions to be significant to our consolidated operations for the quarter or nine months ended September 30, 2007. The following table summarizes our preliminary purchase price allocations for these acquisitions as of September 30, 2007, each of which is yet to be finalized:

Net assets acquired:
Property, plant and equipment	$21,833
Non-cash working capital	956
Intangible assets	1,844
Goodwill	16,104

Net assets acquired	$40,737

Consideration:
Cash, net of cash and cash equivalents acquired	$40,737

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
3. Accounts receivable:

	September 30,	December 31,
	2007	2006
Trade accounts receivable	$260,963	$260,733
Related party receivables	10,847	12,478
Unbilled revenue	40,819	27,096
Other receivables	9,107	3,888

	321,736	304,195
Allowance for doubtful accounts	4,607	2,431

	$317,129	$301,764

4. Inventory:

	September 30,	December 31,
	2007	2006
Finished goods	$49,753	$38,877
Manufacturing parts, materials and other	15,138	6,772

	64,891	45,649
Inventory reserves	2,140	1,719

	$62,751	$43,930

5. Property, plant and equipment:

		Accumulated
September 30, 2007	Cost	Depreciation	Net Book Value
Land	$8,274	$—	$8,274
Building	16,363	1,504	14,859
Field equipment	975,585	214,310	761,275
Vehicles	80,181	20,727	59,454
Office furniture and computers	12,092	4,362	7,730
Leasehold improvements	16,834	1,894	14,940
Construction in progress	108,526	—	108,526

	$1,217,855	$242,797	$975,058

		Accumulated
December 31, 2006	Cost	Depreciation	Net Book Value
Land	$5,816	$—	$5,816
Building	7,140	840	6,300
Field equipment	746,314	128,553	617,761
Vehicles	60,505	14,152	46,353
Office furniture and computers	9,891	2,712	7,179
Leasehold improvements	12,895	1,164	11,731
Construction in progress	76,563	—	76,563

	$919,124	$147,421	$771,703

     Construction in progress at September 30, 2007 and December 31, 2006 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and nine months ended September 30, 2007, we recorded capitalized interest of $891 and $2,781, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

6. Notes payable:
     On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We amortized the prepaid asset to expense over the policy term, and incurred finance charges totaling $268 as interest expense related to this arrangement during 2006. This policy was renewed for the policy term beginning December 1, 2006 through November 30, 2007, pursuant to which we recorded a note payable and an offsetting prepaid asset totaling $17,087 as of December 31, 2006, which includes a broker’s fee of approximately $600. This note payable was paid in full during the nine months ended September 30, 2007.
7. Long-term debt:
     The following table summarizes long-term debt as of September 30, 2007 and December 31, 2006:

	2007	2006
U.S. revolving credit facility (a)	$153,679	$78,668
Canadian revolving credit facility (a)	12,992	17,575
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	1,294	1,948

	821,415	751,641
Less: current maturities of long-term debt and capital leases	866	1,064

	$820,549	$750,577

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement was initially comprised of a $310,000 U.S. revolving credit facility that matures in December 2011, and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in December 2011. The Credit Agreement is secured by substantially all of our assets. On June 29, 2007, we amended our Credit Agreement in conjunction with the restructuring of certain legal entities for tax purposes with no material changes to the financial provisions or covenants. On October 19, 2007, we amended our Credit Agreement to increase the borrowing capacity of the U.S. revolving portion of the facility from $310,000 to $360,000. See Note 16, Subsequent Events.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of September 30, 2007.

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

Borrowings under the U.S. revolving facility bore interest at rates ranging from 6.61% to 8.00% and the Canadian revolving credit facility bore interest at 6.50% at September 30, 2007. For the nine months ended September 30, 2007, the weighted average interest rate on average borrowings under the amended Credit Agreement was 6.74%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $20,966, which reduced the available borrowing capacity as of September 30, 2007. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through September 30, 2007. Our available borrowing capacity under the U.S. and Canadian revolving facilities at September 30, 2007 was $135,355 and $27,008 respectively.

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

On August 28, 2007, we entered into a supplement to the indenture governing our 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture.

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
     The following table summarizes the pro forma impact of our initial public offering on earnings per share for the nine months ended September 30, 2006, assuming the 13,000,000 shares had been issued on January 1, 2006. No pro forma adjustments have been made to net income as reported.

Nine Months Ended
September 30, 2006
Net income as reported	$95,506

Basic earnings per share, as reported:
Continuing operations	$1.45
Discontinued operations	$0.04

$1.49

Basic earnings per share, pro forma:
Continuing operations	$1.34
Discontinued operations	$0.04

$1.38

Diluted earnings per share, as reported:
Continuing operations	$1.40
Discontinued operations	$0.03

$1.43

Diluted earnings per share, pro forma:
Continuing operations	$1.30
Discontinued operations	$0.03

$1.33

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
     On January 24, 2007, the Compensation Committee of our Board of Directors authorized the grant of 877,000 stock options and 56,800 shares of non-vested restricted shares, effective January 31, 2007, for issuance to our officers and key members of our management team. Additional shares were authorized for issuance to certain members of senior management and for our directors, pursuant to their annual award of stock options and restricted stock. Of the authorized stock options, we granted 6,500 and 925,700 options to purchase shares of our common stock during the quarter and nine months ended September 30, 2007, respectively, at an exercise price ranging from $17.67 to $27.11, which represented the fair market value of the shares on the applicable date of grant. Each of these stock options vests over a three-year term at 33 1/3% per year. The fair value of these stock option grants was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Nine Months
Ended
September 30,
Assumptions:	2007
Risk-free rate	4.16% to 4.98%
Expected term (in years)	2.2 to 5.1
Volatility	29% to 38%

Calculated fair value per option	$4.21 to $9.33
     We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the nine months ended September 30, 2007.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $5,115 over the vesting period of these 2007 stock option grants. For the quarter and nine months ended September 30, 2007, we have recognized expense related to these stock option grants totaling $426 and $1,078, respectively, which represents a reduction of net income before taxes and minority interest. The impact on net income for the quarter and nine months ended September 30, 2007 was a reduction of $291 and $692, respectively, resulting in no impact on diluted earnings per share for the quarter ended September 30, 2007 and a reduction of $0.01 per diluted share for the nine months ended September 30, 2007. The unrecognized compensation costs related to the non-vested portion of these awards was $4,037 as of September 30, 2007 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended September 30, 2007 and 2006, we recognized compensation expense associated with all stock option awards totaling $851 and $604, respectively, resulting in a reduction of net income of $581 and $377, respectively, and a $0.01 reduction in diluted earnings per share for the quarters ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, we recognized compensation expense associated with all stock option awards totaling $3,110 and $1,092, respectively, resulting in a reduction of net income of $1,997 and $680, respectively, and a $0.03 and $0.01 reduction in diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively. Total unrecognized compensation expense associated with outstanding stock option awards at September 30, 2007 was $9,418, or $5,839 net of tax.
     The following tables provide a roll forward of stock options from December 31, 2006 to September 30, 2007 and a summary of stock options outstanding by exercise price range at September 30, 2007:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2006	3,864,560	$9.67
Granted	925,700	$20.19
Exercised	(773,787)	$4.32
Cancelled	(117,737)	$16.73

Balance at September 30, 2007	3,898,736	$13.02

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	September 30,	Remaining	Exercise	September 30,	Remaining	Exercise
Range of Exercise Price	2007	Life (months)	Price	2007	Life (months)	Price
$2.00	269,300	20	$2.00	264,369	20	$2.00
$4.48 – $4.80	609,800	24	$4.70	349,206	22	$4.65
$5.00	280,429	46	$5.00	90,621	27	$5.00
$6.69	622,666	90	$6.69	313,825	90	$6.69
$11.66	448,137	96	$11.66	138,292	96	$11.66
$17.60 – $19.87	850,700	112	$19.83	—	—	—
$22.55 – $24.07	772,704	103	$23.96	246,848	103	$23.97
$26.26 – $27.11	45,000	107	$26.35	—	—	—

	3,898,736	80	$13.02	1,403,161	59	$8.72

The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2007 was $2,238 and $14,341, respectively. The total intrinsic value of all outstanding stock options at September 30, 2007 was $29,079, of which $16,505 pertained to vested stock options.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock which is determined based on the fair value of the shares on the date of grant, and recorded ratably over the applicable vesting period. At September 30, 2007, amounts not yet recognized related to non-vested stock totaled $3,828, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $1,465 related to grants made during the nine months ended September 30, 2007. We recognized compensation expense associated with non-vested restricted stock totaling $819 and $630 for the quarters ended September 30, 2007 and 2006, respectively, and $2,290 and $1,818 for the nine-month periods ended September 30, 2007 and 2006, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2006 to September 30, 2007:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2006	690,073	$8.67
Granted	96,254	$21.30
Vested	(81,608)	$18.66
Forfeited	(3,512)	$23.50

Balance at September 30, 2007	701,207	$9.17

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock and contingent shares, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and nine-month periods ended September 30, 2007 and 2006:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Weighted average basic common shares outstanding	72,191	69,816	71,873	64,216
Effect of dilutive securities:
Employee stock options	1,013	1,624	1,149	1,664
Non-vested restricted stock	291	298	274	299
Contingent shares (a)	—	—	—	408

Weighted average diluted common and potential common shares outstanding	73,495	71,738	73,296	66,587

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.
     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarter and nine months ended September 30, 2007. If these potential common shares were included in the calculation, diluted weighted average shares outstanding for the quarter ended September 30, 2007 would have been 73,344,789 shares, or a reduction of 149,827 shares, and diluted weighted average shares for the nine months ended September 30, 2007 would have been 73,096,520 shares, or a reduction of 199,434 shares, respectively. For the quarter and nine months ended September 30, 2006, the diluted weighted average shares outstanding would have been 71,673,526 shares, or a reduction of 64,696 shares, for the quarter ended September 30, 2006, and 66,562,853 shares, or a reduction of 23,814 shares, for the nine months ended September 30, 2006. If these anti-dilutive potential common shares had been included in the calculation of diluted weighted average shares for the periods indicated, there would have been no impact on diluted earnings per share as disclosed for all periods presented in the accompanying statements of operations.
10. Discontinued operations:
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas. We revised our financial statements, pursuant to SFAS No. 144, and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, in the accompanying statements of operations for the quarter and nine months ended September 30, 2006. We completed the sale of this disposal group in October 2006.
     The following table summarizes the operating results for this disposal group for the quarter and nine months ended September 30, 2006:

	Quarter Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Revenue	$9,154	$33,434
Income before taxes and minority interest	$739	$3,232
Net income	$570	$2,321
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
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of September 30, 2007. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended September 30, 2007
Revenue from external customers	$317,170	$60,566	$35,187	$—	$412,923
Inter-segment revenues	$—	$842	$14,387	$(15,229)	$—
EBITDA, as defined	$97,070	$16,701	$3,901	$(5,579)	$112,093
Depreciation and amortization	$29,817	$4,586	$793	$200	$35,396

Operating income (loss)	$67,253	$12,115	$3,108	$(5,779)	$76,697
Capital expenditures	$64,305	$12,937	$2,338	$701	$80,281

Nine Months Ended September 30, 2007
Revenue from external customers	$932,021	$179,155	$119,529	$—	$1,230,705
Inter-segment revenues	$332	$2,708	$44,168	$(47,208)	$—
EBITDA, as defined	$302,412	$53,772	$14,498	$(20,063)	$350,619
Depreciation and amortization	$82,235	$12,238	$2,173	$1,212	$97,858

Operating income (loss)	$220,177	$41,534	$12,325	$(21,275)	$252,761
Capital expenditures	$223,216	$42,923	$6,833	$1,787	$274,759

As of September 30, 2007
Segment assets	$1,584,220	$271,208	$97,894	$24,403	$1,977,725

Quarter Ended September 30, 2006
Revenue from external customers	$230,093	$57,898	$34,043	$—	$322,034
Inter-segment revenues	$38	$779	$15,658	$(16,475)	$—
EBITDA, as defined	$73,003	$21,110	$4,677	$(5,551)	$93,239
Depreciation and amortization	$16,895	$2,858	$574	$678	$21,005

Operating income (loss)	$56,108	$18,252	$4,103	$(6,229)	$72,234
Capital expenditures	$66,326	$13,758	$2,594	$102	$82,780

Nine Months Ended September 30, 2006
Revenue from external customers	$604,452	$153,078	$91,386	$—	$848,916
Inter-segment revenues	$143	$2,417	$36,609	$(39,169)	$—
EBITDA, as defined	$176,904	$55,367	$12,471	$(13,478)	$231,264
Depreciation and amortization	$43,730	$7,160	$1,406	$1,315	$53,611

Operating income (loss)	$133,174	$48,207	$11,065	$(14,793)	$177,653
Capital expenditures	$164,158	$39,464	$8,732	$2,850	$215,204

As of December 31, 2006
Segment assets	$1,369,906	$245,806	$96,537	$28,075	$1,740,324
     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and nine-month periods ended September 30, 2007 and 2006:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment operating income	$76,697	$72,234	$252,761	$177,653
Interest expense	16,676	9,142	47,365	29,312
Interest income	(484)	(256)	(1,012)	(1,278)
Income taxes	19,180	23,800	73,894	56,411
Minority interest	(283)	(121)	(227)	23

Net income from continuing operations	$41,608	$39,669	$132,741	$93,185

     The product sales business segment results have been adjusted for discontinued operations. See Note 10, Discontinued Operations.
     Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2007 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2006	$505,763	$34,876	$12,032	$552,671
Acquisitions	16,104	—	—	16,104
Contingency adjustment and other (a)	(5,627)	—	—	(5,627)
Foreign currency translation	7,345	—	—	7,345

Balance at September 30, 2007	$523,585	$34,876	$12,032	$570,493

(a)	The contingency adjustment includes a reclassification of $2,740 from goodwill to identifiable intangible assets, primarily non-compete agreements and customer relationships, which were identified upon acquisition but for which the fair value was recently determined based upon estimates calculated by a third-party appraiser. Of this amount, $2,017 related to the acquisition of Pumpco Services, Inc. in November 2006. In addition, we recorded an adjustment to reduce goodwill related to the acquisition of Pumpco Services, Inc. totaling $3,136 associated with certain federal income tax liabilities recorded at the acquisition date that were deemed to be unnecessary based upon the federal tax return prepared in September 2007. Partially offsetting these reductions to goodwill were additional charges associated with final working capital adjustments for several 2006 and 2007 acquisitions.
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
     At June 30, 2007, we had accrued $1,600 in additional insurance premium related to a cost-sharing provision of our general liability policy, of which we paid $1,444 in August 2007. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
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
     We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements during the nine months ended September 30, 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2003 to 2006 remain open for examination by taxing authorities.
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
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We will apply this guidance going forward, as applicable.
14. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). See Note 16, Subsequent Events. The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006; (2) unaudited condensed consolidating statements of operations for the quarters ended September 30, 2007 and 2006; (3) unaudited condensed consolidating statements of operations for the nine months ended September 30, 2007 and 2006; and (4) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006.
Unaudited Condensed Consolidating Balance Sheet
September 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$6,235	$3,712	$3,130	$(5,731)	$7,346
Trade accounts receivable, net	33	285,840	31,256	—	317,129
Inventory	—	47,424	15,327	—	62,751
Prepaid expenses and other current assets	4,338	10,526	1,712	—	16,576

Total current assets	10,606	347,502	51,425	(5,731)	403,802
Property, plant and equipment, net	4,488	906,633	63,937	—	975,058
Investment in consolidated subsidiaries	570,426	116,662	—	(687,088)	—
Inter-company receivable	1,107,348	11,525	—	(1,118,873)	—
Goodwill	93,792	426,935	49,766	—	570,493
Other long-term assets, net	15,049	9,804	3,519	—	28,372

Total assets	$1,801,709	$1,819,061	$168,647	$(1,811,692)	$1,977,725

Current liabilities
Current maturities of long-term debt	$—	$797	$69	$—	$866
Accounts payable	534	55,954	6,530	(5,731)	57,287
Accrued liabilities	4,411	52,996	8,476	—	65,883

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Accrued interest	17,564	—	85	—	17,649

Total current liabilities	22,509	109,747	15,160	(5,731)	141,685
Long-term debt	803,680	3,783	13,086	—	820,549
Inter-company payable	—	1,107,348	11,525	(1,118,873)	—
Deferred income taxes	78,877	27,757	9,707	—	116,341
Minority interest	—	—	2,507	—	2,507

Total liabilities	905,066	1,248,635	51,985	(1,124,604)	1,081,082
Stockholders’ equity
Total stockholders’ equity	896,643	570,426	116,662	(687,088)	896,643

Total liabilities and stockholders’ equity	$1,801,709	$1,819,061	$168,647	$(1,811,692)	$1,977,725

Unaudited Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$6,517	$9,533	$7,312	$(3,488)	$19,874
Trade accounts receivable, net	32	273,990	27,742	—	301,764
Inventory	—	33,899	10,031	—	43,930
Prepaid expenses and other current assets	1,495	21,307	2,270	—	25,072

Total current assets	8,044	338,729	47,355	(3,488)	390,640
Property, plant and equipment, net	3,384	713,952	54,367	—	771,703
Investment in consolidated subsidiaries	398,414	91,903	—	(490,317)	—
Inter-company receivable	1,007,052	—	—	(1,007,052)	—
Goodwill	93,792	416,515	42,364	—	552,671
Other long-term assets, net	16,473	5,725	3,112	—	25,310

Total assets	$1,527,159	$1,566,824	$147,198	$(1,500,857)	$1,740,324

Current liabilities
Current maturities of long-term debt	$—	$923	$141	$—	$1,064
Accounts payable	1,545	64,958	8,355	(3,488)	71,370
Accrued liabilities	7,361	46,509	7,495	—	61,365
Notes payable	17,087	—	—	—	17,087
Taxes payable	8,065	—	2,454	—	10,519

Total current liabilities	34,058	112,390	18,445	(3,488)	161,405
Long-term debt	728,668	4,093	17,816	—	750,577
Inter-company payable	—	1,000,870	6,182	(1,007,052)	—
Deferred income taxes	29,212	51,057	10,536	—	90,805
Minority interest	—	—	2,316	—	2,316

Total liabilities	791,938	1,168,410	55,295	(1,010,540)	1,005,103
Stockholders’ equity
Total stockholders’ equity	735,221	398,414	91,903	(490,317)	735,221

Total liabilities and stockholders’ equity	$1,527,159	$1,566,824	$147,198	$(1,500,857)	$1,740,324

Unaudited Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$350,342	$28,721	(1,327)	$377,736
Product	—	26,909	8,278	—	35,187

	—	377,251	36,999	(1,327)	412,923
Service expenses	—	202,716	22,168	(1,327)	223,557
Product expenses	—	21,780	5,235	—	27,015
Selling, general and administrative expenses	5,218	42,416	2,624	—	50,258
Depreciation and amortization	213	32,509	2,674	—	35,396

Income from continuing operations before interest, taxes and minority interest	(5,431)	77,830	4,298	—	76,697
Interest expense	16,769	6,159	243	(6,495)	16,676
Interest income	(6,560)	(308)	(111)	6,495	(484)
Equity in earnings of consolidated affiliates	(46,480)	(1,905)	—	48,385	—

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Income from continuing operations before taxes and minority interest	30,840	73,884	4,166	(48,385)	60,505
Taxes	(10,768)	27,404	2,544	—	19,180

Income from continuing operations before minority interest	41,608	46,480	1,622	(48,385)	41,325
Minority interest	—	—	(283)	—	(283)

Net income	$41,608	$46,480	$1,905	$(48,385)	$41,608

Unaudited Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$262,029	$28,645	(2,683)	$287,991
Product	—	25,797	8,246	—	34,043

	—	287,826	36,891	(2,683)	322,034
Service expenses	—	141,595	21,783	(2,683)	160,695
Product expenses	—	20,478	4,735	—	25,213
Selling, general and administrative expenses	5,551	34,231	3,105	—	42,887
Depreciation and amortization	308	18,175	2,522	—	21,005

Income from continuing operations before interest, taxes and minority interest	(5,859)	73,347	4,746	—	72,234
Interest expense	8,446	4,719	547	(4,570)	9,142
Interest income	(4,750)	(7)	(69)	4,570	(256)
Equity in earnings of consolidated affiliates	(46,242)	(3,716)	—	49,958	—

Income from continuing operations before taxes and minority interest	36,687	72,351	4,268	(49,958)	63,348
Taxes	(3,552)	26,109	1,243	—	23,800

Income from continuing operations before minority interest	40,239	46,242	3,025	(49,958)	39,548
Minority interest	—	—	(121)	—	(121)

Net income from continuing operations	40,239	46,242	3,146	(49,958)	39,669
Discontinued operations (net of tax)	—	—	570	—	570

Net income	$40,239	$46,242	$3,716	$(49,958)	$40,239

Unaudited Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$1,025,601	$89,055	(3,480)	$1,111,176
Product	—	90,322	29,207	—	119,529

	—	1,115,923	118,262	(3,480)	1,230,705
Service expenses	—	567,477	67,437	(3,480)	631,434
Product expenses	—	72,720	19,760	—	92,480
Selling, general and administrative expenses	20,064	126,790	9,318	—	156,172
Depreciation and amortization	787	89,798	7,273	—	97,858

Income from continuing operations before interest, taxes and minority interest	(20,851)	259,138	14,474	—	252,761
Interest expense	47,810	18,455	916	(19,816)	47,365
Interest income	(19,940)	(629)	(259)	19,816	(1,012)
Equity in earnings of consolidated affiliates	(157,064)	(8,829)	—	165,893	—

Income from continuing operations before taxes and minority interest	108,343	250,141	13,817	(165,893)	206,408
Taxes	(24,398)	93,077	5,215	—	73,894

Income before minority interest	132,741	157,064	8,602	(165,893)	132,514
Minority interest	—	—	(227)	—	(227)

Net income	$132,741	$157,064	$8,829	$(165,893)	$132,741

Unaudited Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Revenue:
Service	$—	$675,886	$84,567	(2,923)	$757,530
Product	—	69,833	21,553	—	91,386

	—	745,719	106,120	(2,923)	848,916
Service expenses	—	376,082	62,370	(2,923)	435,529
Product expenses	—	54,835	12,203	—	67,038
Selling, general and administrative expenses	13,478	92,895	8,712	—	115,085
Depreciation and amortization	751	45,663	7,197	—	53,611

Income from continuing operations before interest, taxes and minority interest	(14,229)	176,244	15,638	—	177,653
Interest expense	27,590	13,227	1,487	(12,992)	29,312
Interest income	(14,181)	(7)	(82)	12,992	(1,278)
Equity in earnings of consolidated affiliates	(113,064)	(12,072)	—	125,136	—

Income from continuing operations before taxes and minority interest	85,426	175,096	14,233	(125,136)	149,619
Taxes	(10,080)	62,032	4,459	—	56,411

Income from continuing operations before minority interest	95,506	113,064	9,774	(125,136)	93,208
Minority interest	—	—	23	—	23

Net income from continuing operations	95,506	113,064	9,751	(125,136)	93,185
Discontinued operations (net of tax)	—	—	2,321	—	2,321

Net income	$95,506	$113,064	$12,072	$(125,136)	$95,506

Unaudited Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$132,741	$157,064	$8,829	$(165,893)	$132,741
Items not affecting cash:
Equity in earnings of consolidated affiliates	(157,064)	(8,829)	—	165,893	—
Depreciation and amortization	787	89,798	7,273	—	97,858
Other	10,919	4,663	867	—	16,449
Changes in operating assets and liabilities, net of effect of acquisitions	47,483	(35,748)	(16,392)	(2,243)	(6,900)

Net cash provided by operating activities	34,866	206,948	577	(2,243)	240,148

Investing activities:
Business acquisitions	—	(40,616)	—	—	(40,616)
Additions to property, plant and equipment	(1,787)	(264,944)	(8,028)	—	(274,759)
Inter-company advances	(100,296)	(11,525)	—	111,821	—
Other	—	4,399	536	—	4,935

Net cash used for investing activities	(102,083)	(312,686)	(7,492)	111,821	(310,440)

Financing activities:
Issuances of long-term debt	237,448	—	9,859	—	247,307
Repayments of long-term debt	(162,437)	(361)	(14,735)	—	(177,533)
Issuances (repayments) of notes payable	(17,078)	—	—	—	(17,078)

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Inter-company borrowings (repayments)	—	100,278	11,543	(111,821)	—
Proceeds from issuances of common stock	3,412	—	—	—	3,412
Other	5,590	—	—	—	5,590

Net cash provided by financing activities	66,935	99,917	6,667	(111,821)	61,698
Effect of exchange rate changes on cash	—	—	(3,934)	—	(3,934)

Change in cash and cash equivalents	(282)	(5,821)	(4,182)	(2,243)	(12,528)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$6,235	$3,712	$3,130	$(5,731)	$7,346

Unaudited Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$95,506	$113,064	$12,072	(125,136)	$95,506
Items not affecting cash:
Equity in earnings of consolidated affiliates	(113,064)	(12,072)	—	125,136	—
Depreciation and amortization	751	45,663	7,564	—	53,978
Other	8,118	2,086	649	—	10,853
Changes in operating assets and liabilities, net of effect of acquisitions	56,121	(99,576)	(3,076)	(3,109)	(49,640)

Net cash provided by operating activities	47,432	49,165	17,209	(3,109)	110,697

Investing activities:
Business acquisitions	—	(159,780)	(8,876)	—	(168,656)
Additions to property, plant and equipment	(2,850)	(204,512)	(7,842)	—	(215,204)
Inter-company advances	(314,392)	—	—	314,392	—
Investment in short-term securities	(165,000)	—	—	—	(165,000)
Proceeds from sale of short-term securities	165,000	—	—	—	165,000
Other	—	2,804	529	—	3,333

Net cash used for investing activities	(317,242)	(361,488)	(16,189)	314,392	(380,527)

Financing activities:
Issuances of long-term debt	302,527	—	9,269	—	311,796
Repayments of long-term debt	(308,132)	(516)	(11,313)	—	(319,961)
Issuances (repayments) of notes payable	(13,659)	—	—	—	(13,659)
Inter-company borrowings (repayments)	—	311,214	3,178	(314,392)	—
Proceeds from issuances of common stock	290,087	—	—	—	290,087
Other	461	—	—	—	461

Net cash provided by financing activities	271,284	310,698	1,134	(314,392)	268,724
Effect of exchange rate changes on cash	—	—	(975)	—	(975)

Change in cash and cash equivalents	1,474	(1,625)	1,179	(3,109)	(2,081)
Cash and cash equivalents, beginning of period	1,635	6,043	3,727	—	11,405

Cash and cash equivalents, end of period	$3,109	$4,418	$4,906	$(3,109)	$9,324

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
16. Subsequent events:
     Effective October 19, 2007, we amended certain terms of our Credit Agreement including: (1) a provision to increase the borrowing capacity of the U.S. revolving portion of the facility from $310,000 to $360,000; and (2) a provision to include a “commitment increase” clause, as defined in our Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000 with the aggregate of such commitment increases not to exceed $100,000 and in accordance with other provisions as stipulated in the amendment. In addition, the amendment specifies the terms for prepayment of outstanding advances and new borrowings and replaces Schedule II to the amended Credit Agreement, which allocates the commitments amongst the member financial institutions.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2007 and for the quarters and nine months ended September 30, 2007 and 2006, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control. Our actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties, as well as those factors discussed in Item 1A of Part II of this quarterly report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
     Product Sales. Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. We sell a full range of oilfield supplies, as well as tubular goods, throughout the United States (the Gulf Coast, the Mid-continent and the Rocky Mountains), primarily through our supply stores. We also sell products through our Southeast Asia business and through agents in markets outside of North America.
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
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The average North American rotary rig count, as published by Baker Hughes Incorporated, is summarized in the following table for the quarters and nine months ended September 30, 2007 and 2006:
AVERAGE RIG COUNTS

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/07	9/30/06	9/30/07	9/30/06
BHI Rotary Rig Count:
U.S. Land	1,717	1,626	1,683	1,535
U.S. Offshore	72	95	77	91

Total U.S.	1,789	1,721	1,760	1,626
Canada	347	490	338	481

Total North America	2,136	2,211	2,098	2,107

Source: BHI (www.BakerHughes.com)
Outlook
     Our growth strategy includes a focus on internal growth in our current basins by increasing the utilization of our equipment, adding additional like kind equipment and expanding service and product offerings. In addition, we seek to identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $40.7 million to acquire four businesses during the nine months ended September 30, 2007, and an additional $2.8 million to acquire a small cement and acid service business in east Texas in October 2007 (see “—Acquisitions”).
     During the nine months ended September 30, 2007 and 2006, we invested $274.8 million and $215.2 million, respectively, in equipment additions and other capital expenditures. We expect our quarterly capital expenditures for the fourth quarter of 2007 to trend down. As we evaluate the potential for over-capacity in certain markets in which we operate, we expect total capital expenditures for 2008 to be approximately $250.0 million. Our capital expenditures for the twelve months ended September 30, 2007 was $363.5 million, the majority of which was spent for growth capital. We expect to continue to benefit from equipment placed into service during the past twelve months, assuming that utilization of our equipment remains at current levels or higher. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.
     In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, which included certain assets located in south Texas, which we believed did not align directly with our strategic goals. On October 31, 2006, we sold this disposal group and accounted for this disposal as a discontinued operation.
     Natural gas prices have declined from historical highs in 2006 and rotary rig counts may have peaked in early 2007 and have recently begun to decline. This trend could be the result of a number of macro-economic factors, such as a perceived excess supply of natural gas, lower demand for oil and gas or the use of alternate fuels, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Although we cannot determine the impact that lower commodity prices and rotary rig counts may have on our business or whether such declines will be long-term, we believe that North American oilfield activity and the overall long-term outlook for our business remains favorable from an activity perspective, especially in the basins in which we operate, including the Piceance, Greater Green River and DJ basins in the Rocky Mountain region, Barnett Shale of north Texas and Anadarko and Arkoma basins in the Mid-continent region, including the Fayetteville Shale in Arkansas. We believe that the fundamentals in these markets are good, but we have begun to experience less favorable pricing for some service offerings in certain areas in which we operate, particularly in southwest Wyoming, which may be due in part to a slow-down of activity by our customers due to limited pipeline take-away capacity in the region, a belief that current inventory levels of natural gas may exceed expected demand for the short-term or an increase in equipment placed into service in the region by our competitors.
     In addition, during the third quarter of 2007, our operations were impacted by seasonality and inclement weather conditions. Our completion and production services business in Canada experienced a slower than expected recovery from the effects of the normal second quarter Canadian “break-up.” Our operations in south Texas, Mexico and the Mid-continent region were also impacted by Gulf of Mexico hurricanes and inclement weather during the third quarter of 2007.
     As drilling activity has trended upwards the last few years and oilfield activity levels have increased, we, and many of our competitors, have invested in new equipment, some of which requires long lead times to manufacture. As more of this equipment is placed into service, there could be excess capacity in the industry, which we believe may have negatively impacted our utilization rates and pricing for certain service offerings during the third quarter of 2007, and may continue to impact our operations in future periods. In addition, as new equipment enters the market, we must compete for employees to crew the equipment, which puts inflationary pressure on labor costs. Our equipment fleet is relatively new, as we made significant investments in new equipment over the past two years and expect to continue to invest in equipment to the extent that we expect demand to remain high for certain of our service offerings, in particular our well service and coiled tubing services. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.
Acquisitions
     During the period from January 1, 2007 through October 31, 2007, we acquired substantially all the assets or membership interests in five oilfield service companies for $43.5 million in cash, resulting in goodwill of approximately $16.6 million. Several of these acquisitions are subject to a final working capital adjustment.
•	On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.

•	On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.

•	On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.

•	On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.

•	On October 18, 2007, we acquired all of the outstanding common stock of a company located in Kilgore, Texas which provides remedial cement and acid services used in pressure pumping operations to customers throughout the east Texas region. This acquisition supplements our pressure pumping business and expands our presence in east Texas.
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
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2007/	2007/
	9/30/07	9/30/06	2006	2006
Revenue:		(unaudited, in thousands)
Completion and production services	$317,170	$230,093	$87,077	38%
Drilling services	60,566	57,898	2,668	5%
Product sales	35,187	34,043	1,144	3%

Total	$412,923	$322,034	$90,889	28%

EBITDA:
Completion and production services	$97,070	$73,003	$24,067	33%
Drilling services	16,701	21,110	(4,409)	(21%)
Product sales	3,901	4,677	(776)	(17%)
Corporate	(5,579)	(5,551)	(28)	1%

Total	$112,093	$93,239	$18,854	20%

				Percent
	Nine Months	Nine Months	Change	Change
	Ended	Ended	2007/	2007/
	9/30/07	9/30/06	2006	2006
Revenue:
Completion and production services	$932,021	$604,452	$327,569	54%
Drilling services	179,155	153,078	26,077	17%
Product sales	119,529	91,386	28,143	31%

Total	$1,230,705	$848,916	$381,789	45%

EBITDA:
Completion and production services	$302,412	$176,904	$125,508	71%
Drilling services	53,772	55,367	(1,595)	(3%)
Product sales	14,498	12,471	2,027	16%
Corporate	(20,063)	(13,478)	(6,585)	49%

Total	$350,619	$231,264	$119,355	52%

“Corporate” includes amounts related to corporate personnel costs and other general expenses.
“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization and minority interest. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and nine-month periods ended September 30, 2007 and 2006 to the most comparable U.S. GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
		(unaudited, in thousands)
Quarter Ended September 30, 2007
EBITDA, as defined	$97,070	$16,701	$3,901	$(5,579)	$112,093
Depreciation and amortization	$29,817	$4,586	$793	$200	$35,396

Operating income (loss)	$67,253	$12,115	$3,108	$(5,779)	$76,697

Quarter Ended September 30, 2006
EBITDA, as defined	$73,003	$21,110	$4,677	$(5,551)	$93,239
Depreciation and amortization	$16,895	$2,858	$574	$678	$21,005

Operating income (loss)	$56,108	$18,252	$4,103	$(6,229)	$72,234

Nine Months Ended September 30, 2007
EBITDA, as defined	$302,412	$53,772	$14,498	$(20,063)	$350,619
Depreciation and amortization	$82,235	$12,238	$2,173	$1,212	$97,858

Operating income (loss)	$220,177	$41,534	$12,325	$(21,275)	$252,761

Nine Months Ended September 30, 2006
EBITDA, as defined	$176,904	$55,367	$12,471	$(13,478)	$231,264
Depreciation and amortization	$43,730	$7,160	$1,406	$1,315	$53,611

Operating income (loss)	$133,174	$48,207	$11,065	$(14,793)	$177,653

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter and Nine Months Ended September 30, 2007 Compared to the Quarter and Nine Months Ended September 30, 2006 (Unaudited)
     Revenue
     Revenue for the quarter ended September 30, 2007 increased by $90.9 million, or 28%, to $412.9 million from $322.0 million for the quarter ended September 30, 2006. Revenue for the nine months ended September 30, 2007 increased by $381.8 million, or 45%, to $1,230.7 million from $848.9 million for the nine months ended September 30, 2006. These increases by segment were as follows:
•	Completion and Production Services. Segment revenue increased $87.1 million, or 38%, for the quarter, and $327.6 million, or 54%, for the nine months, primarily due to: (1) higher activity levels; (2) an increase in revenues earned as a result of additional capital investment in the coiled tubing, well servicing, rental and fluid-handling businesses in 2006 and during the nine months ended September 30, 2007; (3) investment in acquisitions during the nine months ended September 30, 2007, each of which provided incremental revenues for 2007 compared to 2006; and (4) a series of acquisitions during the year ended December 31, 2006, primarily in the third and fourth quarters, which contributed incremental revenues for the nine months ended September 30, 2007 compared to the same period in 2006. These incremental revenue increases were partially offset by less favorable results in Canada in 2007, primarily due to seasonality and a slower than expected recovery during the third quarter of 2007, and adverse weather conditions impacting our operations in Mexico, south Texas and the Mid-continent region.

•	Drilling Services. Segment revenue increased $2.7 million, or 5%, for the quarter, and $26.1 million, or 17% for the nine months, primarily due to capital investment in our Barnett Shale-focused drilling business throughout 2006 and, to a lesser extent, during the nine months ended September 30, 2007, as well as investment in drilling logistics equipment throughout our service area. These incremental revenues were partially offset by an increase in rig downtime in 2007 for mechanical repairs and lower utilization rates, particularly as related to the relocation of a drilling logistics facility in Wyoming to a new facility in Arkansas.

•	Product Sales. Segment revenue increased $1.1 million, or 3%, for the quarter, and $28.1 million, or 31%, for the nine months, primarily due to an increase in product sales in Southeast Asia and an increase in sales of tubular goods though our supply stores in 2007 compared to 2006.

     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $64.7 million, or 35%, to $250.6 million for the quarter ended September 30, 2007 from $185.9 million for the quarter ended September 30, 2006. These expenses increased $221.3 million, or 44%, to $723.9 million for the nine months ended September 30, 2007 from $502.6 million for the nine months ended September 30, 2006. The following table summarizes service and product expenses as a percentage of revenues for the quarters and nine-month periods ended September 30, 2007 and 2006:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended			Nine Months Ended
Segment:	9/30/07	9/30/06	Change	9/30/07	9/30/06	Change
Completion and production services	59%	56%	3%	56%	58%	(2)%
Drilling services	63%	55%	8%	60%	55%	5%
Product sales	77%	74%	3%	77%	73%	4%
Total	61%	58%	3%	59%	59%	—
     Service and product expenses as a percentage of revenue increased to 61% for the quarter ended September 30, 2007 compared to 58% for the same period in 2006. This increase in service and product expenses as a percentage of revenue reflects lower margins for each of our business segments for the quarter ended September 30, 2007. Margins for our completion and production services business declined 3% for the quarter ended September 30, 2007. Although additional equipment was deployed during the quarter, operating costs increased as utilization rates declined and costs associated with labor, fuel, insurance and equipment increased. In addition, we incurred delays and start-up costs associated with a new coiled tubing project for one of our customers. Margins associated with our drilling services segment declined during the quarter ended September 30, 2007 compared to the same period in 2006 due primarily to: (1) downtime associated with rig maintenance which lowered utilization; (2) lag time incurred as a result of maintenance before redeploying equipment under contract; (3) certain price reductions related to smaller projects; and (4) the relocation of a rig logistics operation from Wyoming to Arkansas in September 2007, resulting in additional down time. Margins associated with our product sales business segment declined for the quarter ended September 30, 2007 compared to the same period in 2006 due primarily to the mix of products sold.
     Service and product expenses remained at 59% for the nine-month periods ended September 30, 2007 and 2006. However, improved margins for our completion and production services segment were offset by declining margins for our drilling services and products segments. Although impacted by the quarterly results discussed above, the overall margins for the completion and production services segment during the nine months ended September 30, 2007 improved compared to the same period in 2006 due to the following factors: (1) relatively favorable pricing for certain service lines, particularly during the first half of 2007; (2) favorable margins for our pressure pumping business acquired in November 2006; and (3) higher incremental margins earned on capital invested throughout 2006 and into 2007. Margins for our drilling services and products business segments declined during the nine months ended September 30, 2007, consistent with the results for the quarter then ended, as discussed above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $7.4 million, or 17%, for the quarter ended September 30, 2007 to $50.3 million from $42.9 million during the quarter ended September 30, 2006. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, selling, general and administrative expenses increased $41.1 million, or 36%, to $156.2 million from $115.1 million. These increases in expenses were due primarily to: (1) acquisitions during the twelve months ended September 30, 2007, which contributed additional costs related to headcount, property rental expense, insurance expense and other administrative costs; (2) higher consulting costs associated with accounting and tax compliance, legal matters, information technology and Sarbanes-Oxley projects; (3) additional insurance premiums of $1.4 million in 2007 associated with an excess/umbrella liability insurance claim (see Notes to Consolidated Financial

Statements—Note 12, Legal Matters and Contingencies); (4) costs associated with a legal restructuring associated with state tax planning; and (5) incremental costs of approximately $0.4 million and $2.5 million related to stock-based compensation expense for the quarter and nine-month periods then ended, respectively. As a percentage of revenues, selling, general and administrative expense was 12% and 13% for the quarter and nine months ended September 30, 2007, respectively, compared to 13% and 14% for the quarter and nine months ended September 30, 2006, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $14.4 million, or 69%, to $35.4 million for the quarter ended September 30, 2007 from $21.0 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, depreciation and amortization expense increased $44.2 million, or 83%, to $97.9 million from $53.6 million. The increase in depreciation and amortization expense was the result of placing into service much of the equipment that was purchased during the twelve months ended September 30, 2007, which totaled approximately $363.5 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2006 and during the nine months ended September 30, 2007, which contributed depreciation expense for the quarter and for the nine months ended September 30, 2007 but may not have contributed expense to the results for the same periods in 2006 due to the timing of the acquisition. As a percentage of revenue, depreciation and amortization expense increased to 9% and 8% for the quarter and nine months ended September 30, 2007, respectively, compared to 7% and 6% for the quarter and nine months ended September 30, 2006, respectively. This increase is directly attributable to the increase in equipment placed into service through our capital equipment purchases and acquisitions of complementary businesses throughout 2006 and during the nine months ended September 30, 2007.
     Interest Expense
     Interest expense increased $7.5 million, or 82%, to $16.7 million for the quarter ended September 30, 2007 from $9.1 million for the quarter ended September 30, 2006, respectively. For the nine months ended September 30, 2007 compared to the same period in 2006, interest expense increased $18.1 million, or 62%, to $47.4 million from $29.3 million. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, including an increase in borrowings under our revolving credit facilities and the issuance of our 8.0% senior notes in December 2006. The weighted-average interest rate of borrowings outstanding at September 30, 2007 and 2006 was 7.73%. The higher fixed interest rate on our senior notes issued in December 2006 was offset by a lower average variable interest rate on our revolving credit facilities for the nine months ended September 30, 2007 compared to the same period in 2006.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. Tax expense was 35.8% and 37.7% of pretax income for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 compared to 2006 related to: (1) the impact of state and provincial taxes, (2) the incremental benefit of the domestic production activities deduction taken during the nine months ended September 30, 2007, (3) the restructuring of certain operations in Texas for tax planning purposes; and (4) tax rate differentials in the jurisdictions in which we operate and the mix of earnings for the respective periods in those jurisdictions.
     Discontinued Operations
     Discontinued operations represent the results of operations, net of tax, of certain manufacturing and production enhancement operations of a Canadian subsidiary, including related assets located in south Texas. This disposal group was sold on October 31, 2006.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures and our general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities and the issuance of debt and equity securities.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Cash flows provided by (used in):
Operating activities	$240,148	$110,697
Investing activities	(310,440)	(380,527)
Financing activities	61,698	268,724
     Net cash provided by operating activities increased $129.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout 2006 and into 2007 as demand for our services grew, resulting in more billable hours, while we continued to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.
     Net cash used in investing activities decreased by $70.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was primarily due to a $128.0 million decline in funds use for business acquisitions during the nine months ended September 30, 2007 compared to the same period in 2006, as we placed greater emphasis on growth through investment in capital equipment in 2007 compared to growth through business acquisitions. This overall decline in cash used for investing activities was partially offset by incremental increases in cash used for investing activities in 2007 for capital expenditures of $59.6 million. Significant capital equipment expenditures during the nine months ended September 30, 2007 included investments in coiled tubing units, well service rigs and pressure pumping units.
     Net cash provided by financing activities decreased $207.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we borrowed a net of $70.4 million under our existing revolving credit facilities. These borrowings, along with cash provided by operating activities, were used to acquire four companies, make quarterly income tax payments and to make a June 2007 semi-annual interest payment pursuant to our 8.0% senior notes. The primary source of funds for the nine months ended September 30, 2006 was the initial public offering of our common stock which resulted in an increase in net cash of $290.4 million, a portion of which was used to repay net outstanding borrowings under our then-existing term loan and revolving credit facilities.

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
     On August 28, 2007, we entered into a supplement to the indenture governing the 8% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture.
     On December 6, 2006, we amended and restated our existing senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement initially provided for a $310.0 million U.S. revolving credit facility that will mature in 2011 and a $40.0 million Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that will mature in 2011. In addition, certain portions of the credit facilities are available to be borrowed in U.S. Dollars, Canadian Dollars, Pounds Sterling, Euros and other currencies approved by the lenders.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of September 30, 2007.
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
     Effective October 19, 2007, we amended certain terms of our Credit Agreement including: (1) a provision to increase the borrowing capacity of the U.S. revolving portion of the facility from $310.0 million to $360.0 million; and (2) a provision to include a “commitment increase” clause, as defined in our Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50.0 million with the aggregate of such commitment increases not to exceed $100.0 million and in accordance with other provisions as stipulated in the amendment. In addition, the amendment specifies the terms for prepayment of outstanding advances and new borrowings and replaces Schedule II to the amended Credit Agreement which allocates the commitments amongst the member financial institutions.
     Borrowings of $153.7 million and $13.0 million were outstanding under the U.S. and Canadian revolving credit facilities at September 30, 2007, respectively. The U.S. revolving credit facility bore interest at rates ranging from 6.61% to 8.00% at September 30, 2007, and the Canadian revolving credit facility bore interest at 6.50% at September 30, 2007. For the nine months ended September 30, 2007, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 6.74%. In addition, there were letters of credit outstanding which totaled $21.0 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at September 30, 2007, and we incurred fees of 1.25% of the total amount outstanding under these letter of credit arrangements. As of November 1, 2007, we had $164.4 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2006, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $80.3 million and $274.8 million for equipment purchases and other capital expenditures during the quarter and nine months ended September 30, 2007, respectively, which does not include amounts paid in connection with acquisitions.
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
     In May 2007, the FASB issued FASB Staff Position FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We will apply this guidance going forward, as applicable.
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

     For the nine months ended September 30, 2007, approximately 5% of our revenues and 7% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and nine months ended September 30, 2007 by approximately $0.2 million and $0.6 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and nine months ended September 30, 2007 by approximately $0.1 million and $0.3 million, respectively. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 20% of our debt at September 30, 2007 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of September 30, 2007, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.7 million per year and reduce operating cash flows by approximately $1.1 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     We have been taking steps to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 prior to its applicability to us. In that connection, we have made and expect to continue to make changes to our internal controls and control environment. During the quarter ended September 30, 2007, we implemented a new corporate consolidation software program which we believe will improve the efficiency and accuracy of our financial reporting system. Although these changes have improved and may continue to improve our internal controls and control environment, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, except as noted, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the nine months ended September 30, 2007, we accrued $1.6 million in additional insurance premium related to a cost-sharing provision of our general liability policy, of which we paid $1.4 million in August 2007. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
4.1*	—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

10.1*	—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

November 2, 2007 Date	By:	/s/ J. Michael Mayer J. Michael Mayer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
4.1*	—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

10.1*	—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith