Form 10-K
period 2007-12-31
Complete Production Services, Inc.
filed 2008-02-29
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32858

Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	72-1503959 (I.R.S. Employer Identification No.)

11700 Old Katy Road, Suite 300 Houston, Texas (Address of principal executive offices)	77079 (Zip Code)

Registrant’s telephone number, including area code: (281) 372-2300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,131,199,981 based upon the price at which our common stock was last sold on that date.

Number of shares of the Common Stock of the registrant outstanding as of February 15, 2008: 73,447,772

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to the stockholders in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K for the fiscal year ending December 31, 2007 (this “Annual Report”).

Complete Production Services, Inc.

PART I

Unless otherwise indicated, all references to “we,” “us,” “our,” “our company,” or “Complete” include Complete Production Services, Inc. and its consolidated subsidiaries.

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

Product Sales.  Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. We sell a full range of oilfield supplies, as well as tubular goods, throughout the United States (north Texas, Louisiana, Arkansas, Oklahoma and the Rocky Mountains), primarily through our supply stores. We also sell products through our Southeast Asia business and through agents in markets outside of North America.

Our Industry

Our business depends on the level of exploration, development and production expenditures made by our customers. These expenditures are driven by the current and expected future prices for oil and gas, and the perceived stability and sustainability of those prices. Our business is primarily driven by natural gas drilling activity in North America. We believe the following two principal economic factors will positively affect our industry in the coming years:

•	Higher demand for natural gas in North America. We believe that natural gas will be in high demand in North America over the next several years because of the growing popularity of this clean-burning fuel. According to the International Energy Association’s Energy Outlook 2007, natural gas demand and consumption in North America (United States, Canada and Mexico) is projected to grow through 2020 and remain relatively constant from 2020 through 2030. Overall energy use worldwide is expected to grow by 57% through 2030, with liquid fuels produced from natural gas and other sources accounting for 9% of the world’s liquid fuels supply.

•	Constrained North American gas supply. Although the demand for natural gas is projected to increase, supply is likely to be constrained as North American natural gas basins are becoming more mature and experiencing increased decline rates. Even though the number of wells drilled in North America has increased significantly in recent years, a corresponding increase in domestic production has not occurred. As a result, producers are required to increase drilling just to maintain flat production. To supply the growing demand for natural gas, the primary alternatives are to increase drilling, enhance recovery rates or import LNG from overseas. To date minimal increases have occurred, although many forecasts anticipate a material increase of LNG imports in the future.

As a result of the above factors, we expect there to be a long-term tight supply of, and high demand for, natural gas in North America. We believe this will continue to support high natural gas prices and high levels of drilling activity.

As illustrated in the table below, natural gas prices have risen over recent years with some volatility between years, while oil prices have increased steadily due to worldwide demand for energy and other global and domestic economic factors. During 2006, natural gas prices decreased from record levels due to short-term oversupply in the market, but still remained high compared to historical averages and increased again in 2007. The price of a barrel of crude oil reached an all-time high during 2007 and continued to increase into early 2008. The number of drilling rigs under contract in the United States and Canada and the number of well service rigs have increased over the three-year period ended December 31, 2007, according to Baker Hughes Incorporated (“BHI”). The table below sets forth average daily closing prices for the WTI Cushing spot oil price and the average daily closing prices for the Henry Hub price for natural gas since 1999:

	Average Daily Closing	Average Daily Closing
	Henry Hub Spot Natural	WTI Cushing Spot Oil
Period	Gas Prices ($/mcf)	Price ($/bbl)

1/1/99 — 12/31/99	$2.27	$19.30
1/1/00 — 12/31/00	4.31	30.37
1/1/01 — 12/31/01	3.99	25.96
1/1/02 — 12/31/02	3.37	26.17
1/1/03 — 12/31/03	5.49	31.06
1/1/04 — 12/31/04	5.90	41.51
1/1/05 — 12/31/05	8.89	56.56
1/1/06 — 12/31/06	6.73	66.09
1/1/07 — 12/31/07	6.97	72.23

Source:	Bloomberg NYMEX prices.

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

Although we believe the long-term fundamentals for increased demand for natural gas are positive, natural gas prices will be impacted by the ability to move gas from producing areas to consuming areas of North America. As a result of a significant level of natural gas drilling in western Colorado and southwest Wyoming, pipeline capacity became constrained in late 2006 and continued into 2007, contributing to a decline in natural gas prices in these areas. Major new pipeline capacity in this area is expected to be available in the first half of 2008 which could partially alleviate pricing pressures in the Rocky Mountain area.

Natural gas is generally placed into storage during the warmer months of the year and withdrawn during colder months. The amount of natural gas in storage can impact current natural gas prices and prices quoted on futures exchanges for future periods. These fluctuations in pricing can impact the level of drilling activity by our customers as they adjust investment levels commensurate with their revenues.

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

Focus on execution and performance.  We have established and intend to develop further a culture of performance and accountability. Senior management spends a significant portion of its time ensuring that our customers receive the highest quality of service by focusing on the following:

•	clear business direction;

•	thorough planning process;

•	clearly defined targets and accountabilities;

•	close performance monitoring;

•	safety objectives;

•	strong performance incentives for management and employees; and

•	effective communication.

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

Significant presence in major North American basins.  We operate in major oil and gas producing regions of the U.S. Rocky Mountains, Texas, Louisiana, Arkansas, Kansas and Oklahoma, western Canada and Mexico, with concentrations in key “resource plays” and unconventional basins. Resource plays are expected to become increasingly important in future North American oil and gas production as more conventional resources enter later stages of the exploration and development cycle. We believe we have an excellent position in highly active markets such as the Barnett Shale region of north Texas, the Fayetteville Shale in Arkansas, the Woodford Shale in Oklahoma and the Piceance Basin in Colorado, for example. Each of these markets is among the most active areas for exploration and development of onshore oil and gas. Accelerating production and driving down development and production costs are key goals for oil and gas operators in these areas, resulting in higher demand for our services and products. In addition, our presence in these regions allows us to build solid customer relationships and take advantage of cross-selling opportunities.

Focus on complementary production and field development services.  Our breadth of service and product offerings positions us well relative to our competitors. Our services encompass the entire lifecycle of a well from drilling and completion, through production and eventual abandonment. We deliver complementary services and products, which we may provide in tandem or sequentially over the life of the well. This suite of services and products gives us the opportunity to cross-sell to our customer base and throughout our geographic regions. Leveraging our local leadership and basin-level expertise, we are able to offer expanded services and products to existing customers or current services and products to new customers.

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

See Note 17 of the notes to the consolidated financial statements included elsewhere in this Annual Report for financial information about our operating segments and about geographic areas.

				Gulf							Western
				Coast/	Central &	Eastern	DJ	Western		North	Canadian
	North	South	East	South	Western	Oklahoma &	Basin	Slope		rockies	Sedimentary
Product/Service Offering	Texas	Texas	Texas	Louisiana	Oklahoma	Arkansas	(CO)	(CO & UT)	Wyoming	(MT & ND)	Basin	Mexico

Completion and Production Services:
Coiled Tubing	✓	✓	✓	✓	✓	✓			✓			✓
Pressure Pumping	✓
Well Servicing	✓	✓	✓		✓	✓	✓	✓	✓	✓
Snubbing	✓	✓							✓
Electric-line	✓			✓	✓	✓	✓		✓		✓
Slickline		✓	✓								✓	✓
Production Optimization	✓	✓	✓		✓	✓		✓	✓		✓
Production Testing		✓					✓	✓	✓		✓	✓
Rental Equipment	✓		✓		✓	✓	✓	✓	✓	✓
Pressure Testing								✓	✓			✓
Fluid Handling	✓	✓	✓		✓	✓	✓	✓	✓	✓
Drilling Services:
Contract Drilling	✓
Drilling Logistics	✓	✓	✓	✓	✓	✓		✓		✓
Product Sales:
Supply Stores	✓		✓			✓	✓	✓

“✓”  denotes a service or product currently offered by us in this area.

Completion and Production Services (76% of Revenue for the Year Ended December 31, 2007)

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

The key intervention assets we use to perform the above services are as follows:

Coiled Tubing Units

We are one of the leading providers of coiled tubing services in North America. We operate a fleet of coiled tubing units, as well as nitrogen units. We use these assets to perform a variety of wellbore applications, including foam washing, acidizing, displacing, cementing, gravel packing, plug drilling, fishing and jetting. Coiled tubing is a key segment of the well service industry today, which allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. We provide coiled tubing services primarily in Wyoming, Oklahoma, Texas, Louisiana, Arkansas, Mexico and offshore in the Gulf of Mexico.

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

Snubbing Units

We operate a fleet of snubbing units, several of which are rig assist units. Snubbing services use specialized hydraulic well service units that permit an operator to repair damaged casing, production tubing and downhole production equipment in high-pressure, “live-well” environments. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure in the well. Applications for snubbing units include “live-well” completions and workovers, underground blowout control, underbalanced completions, underbalanced drilling and the snubbing of tubing, casing or drillpipe into or out of the wellbore. Our snubbing units operate primarily in Texas and Wyoming.

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

Production Optimization Services.  Our production optimization services provide customers with technical solutions to stem declining production that result from liquid loading, reduced bottom-hole pressures or improper well-bore designs. We assist in identifying candidates, designing solutions, executing on-site and following up to ensure continued performance. We have developed proprietary technologies that allow us to enhance recovery for our customers and provide on-going service. Specific services we provide include:

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

We offer production optimization services to customers across the United States and in Canada. We provide production optimization services in Canada through our subsidiary, Premier Production Services Ltd.

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

Fluid Handling

Oil and gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, move, store and dispose of fluids that are involved in the development and production of their reservoirs. We provide fluid handling services in Texas, Oklahoma, Colorado, Wyoming, Arkansas, North Dakota and Montana.

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

Drilling Services (15% of Revenue for the Year Ended December 31, 2007)

Through our drilling services segment, we deliver services that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation. Our drilling rigs currently operate in and around the Barnett Shale region of north Texas.

Contract Drilling

We provide contract drilling services to major oil companies and independent oil and gas producers in north Texas. Contract drilling services are primarily provided under a standard day rate, and, to a lesser extent, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of our drilling rig fleet is equipped with mechanical power systems and have depth ratings ranging from approximately 8,000 to 15,000 feet. We placed into service several land drilling rigs during 2006. We invested in two drilling rigs during 2007.

Drilling Logistics

We provide a variety of drilling logistic services as follows:

•	Drilling Rig Moving. Through our owned and operated fleet of specialized trucks, we provide drilling rig mobilization services primarily in Louisiana, Texas, Oklahoma, Arkansas and Colorado. Our capabilities allow us to move the largest rigs in the United States. Our operations are strategically located in regions where approximately 50% of the land drilling rigs in the United States are located. We believe our highly skilled personnel position us as one of the leading rig moving companies in the industry.

•	Wellsite Preparation and Remediation. We provide equipment and services to build and reclaim drilling wellsites before and after the drilling operations take place. We build roads, dig pits, clear land, move earth and provide a host of construction services to drilling contractors and to oil and gas producers. Our wellsite preparation and remediation services are in Texas, Colorado and Wyoming.

Product Sales (9% of Revenue for the Year Ended December 31, 2007)

Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. We sell a full range of oilfield supplies, as well as tubular goods, throughout the United States (north Texas, Louisiana, Arkansas, Oklahoma and the Rocky Mountains), primarily through our supply stores. We also sell products through agents in markets outside of North America.

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

Customers

Our customers consist of large multi-national and independent oil and gas producers, as well as smaller independent producers and the major land-based drilling contractors in North America. Our top ten customers accounted for approximately 42%, 37% and 35% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively, with no one customer representing more than 10% of our revenue for each of these years or in the aggregate. We believe we have a broad customer base and wide geographic coverage of operations, which somewhat insulates us from regional or customer specific circumstances.

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

Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. We do maintain commercial general liability, workers’ compensation, business auto, excess auto liability, commercial property, rig physical damage and contractor’s equipment, motor truck cargo, umbrella liability and excess liability, non-owned aircraft liability, directors and officers, employment practices liability, fiduciary, commercial crime and kidnap and ransom insurance policies. However, any insurance obtained by us may not be adequate to cover any losses or liabilities and this insurance may not continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us. See Item 1A. “Risk Factors.”

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

Our major competitors for our completion and production services segment include Schlumberger Ltd., BJ Services Company, Halliburton Company, Weatherford International Ltd., Baker Hughes Inc., Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., W-H Energy Services, Inc., RPC Inc. and a significant number of locally oriented businesses. In our drilling services segment, our primary competitors include Nabors Industries Ltd., Patterson-UTI Energy, Inc., Unit Corporation and Helmerich & Payne, Grey Wolf Inc. Our principal competitors in our product sales segment include National Oilwell Varco, Inc., Smith International, Inc., and various smaller providers of equipment. We believe that the principal competitive factors in the market areas that we serve are quality of service and products, reputation for safety and technical proficiency, availability and price. While we must be competitive in our pricing, we believe our customers select our services and products based on local leadership and basin-expertise that our personnel use to deliver quality services and products.

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

Employees

As of December 31, 2007, we had 7,062 employees. Of our total employees, 6,407 were in the United States, 368 were in Canada, 211 were in Mexico and 76 were in Singapore and other locations in the Far East. We are a party to certain collective bargaining agreements in Mexico. Other than these agreements in Mexico, we are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Website Access to Our Periodic SEC Reports

We periodically file or furnish documents to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required. These reports are linked to and available from our corporate website free of charge, as soon as reasonably practicable after we file such material, or furnish it the SEC. Our primary internet address is: http://www.completeproduction.com. Our website also includes certain corporate governance documentation such as our business ethics policy. As permitted by the SEC rules, we may occasionally provide important disclosures to investors by posting them in the investor relations section of our website. However, the information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this report.

The information we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100F Street, N.E., Washington, D.C. 20549. In addition, the SEC maintains a website at: http://www.sec.gov which contains reports, proxy and other documents regarding our company which are filed electronically with the SEC.

You can also obtain information about us at the New York Stock Exchange (“NYSE”) internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the Company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. Our chief executive officer submitted such an unqualified annual certification to the NYSE in 2007.

Forward-looking Statements

This Annual Report contains certain forward-looking statements within the meaning of the federal securities laws based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of current or historical fact contained in this Annual Report are forward-looking statements and, as such, these forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those stated. For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. “Risk Factors.” See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of trends and factors affecting us and our industry. Also see Item 8. “Financial Statements and Supplementary Data, Note 17 — Segment Reporting” for financial information about each of our business segments.

Although we believe that the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this document may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur, and therefore, our forward-looking statements speak only as of the date of this Annual Report. Unless otherwise required by law, we undertake no obligation and do not intend to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future. These cautionary statements qualify all such forward-looking statements attributable to us or persons acting on our behalf.

Item 1A.	Risk Factors.

An investment in our common stock involves a degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Annual Report and other public filings with the Securities and Exchange Commission, before deciding to invest in our common stock. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected, and you could lose all or part of your investment.

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

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in North America. If these expenditures decline, our business may suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which management has no control, such as:

•	the supply of and demand for oil and gas, including current natural gas storage capacity and usage;

•	the level of prices, and expectations about future prices, of oil and gas;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the expected rates of declining current production;

•	the discovery rates of new oil and gas reserves;

•	available pipeline and other transportation capacity;

•	weather conditions, including hurricanes that can affect oil and gas operations over a wide area;

•	domestic and worldwide economic conditions;

•	political instability in oil and gas producing countries;

•	technical advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	the ability of oil and gas producers to raise equity capital and debt financing; and

•	merger and divestiture activity among oil and gas producers.

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

Oil and gas prices are volatile. Oil commodity prices reached historic highs in 2007, while natural gas prices peaked in early 2006, then declined substantially later in 2006 and remained relatively stable throughout 2007. General increases in pricing over the last few years have caused oil and gas companies and drilling contractors to change their strategies and expenditure levels, which has benefited us. However, the recent decline in oil and gas prices may result in a decrease in the expenditure levels of oil and gas companies and drilling contractors which would in turn adversely affect us. We have experienced in the past, and may experience in the future, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and gas prices. We reported a loss in 2002, and our income from continuing operations for the years ended December 31, 2007, 2006 and 2005 was $161.6 million, $137.3 million and $50.9 million, respectively.

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

Historically, we have funded the growth of our operations and our acquisitions from bank debt, private placement of shares, our initial public offering in April 2006, a private placement of debt in December 2006, which was exchanged for public debt with substantially identical terms in July 2007, as well as cash generated by our business. In the future, we may not be able to continue to obtain sufficient bank debt at competitive rates or complete equity and other debt financings. If we do not generate sufficient cash from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

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

Our top five customers accounted for approximately 27%, 23% and 23% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Although no single customer accounted for more than 10% of our revenue during the years ended December 31, 2007, 2006 and 2005, our top ten customers represented approximately 42%, 37% and 35% of our revenue for the years then ended. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services, revenue would decline and our operating results and financial condition could be harmed.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2007, our long-term debt, including current maturities, was $826.7 million. Our level of indebtedness may adversely affect operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

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

We are self-insured for certain health care benefits for our employees.

On January 1, 2007, we began a self-insurance program to pay claims associated with the health care benefits provided to certain of our employees in the United States. Under this program, we continue to use the insurance company which provided our coverage in the prior year to administer the program, and we have purchased a stop-loss policy with this provider which will insure for individual claims which exceed a designated ceiling. Pursuant to this program, we accrue expense based upon expected claims, and make periodic claim payments to our administrator, which facilitates the payment of claims to the medical care providers. As our business grows, we are required to maintain higher self-insured retention levels. There is a risk that our actual claims incurred may exceed the projected claims, and we may incur more expense than expected for health insurance coverage. There is also a risk that we may not adequately accrue for claims that are incurred but not reported. Either of these events could have a material adverse effect on our financial position, results of operations or cash flows.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Our efforts to continue to develop and maintain internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls or to make effective improvements to our internal controls could harm our operating results.

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

We have operations in Canada. As a result, fluctuations in currency exchange rates in Canada could materially and adversely affect our business. For the years ended December 31, 2007, 2006 and 2005, our Canadian operations represented approximately 5%, 7% and 9% of our revenue from continuing operations. For the years ended December 31, 2006 and 2005, our Canadian operations represented 3% and 4% of our net income from continuing operations before taxes and minority interest, respectively. Our Canadian operations recorded a loss from continuing operations before taxes and minority interest of $13.5 million for the year ended December 31, 2007.

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

Our operations in Mexico are party to a collective labor contract made effective as of October 2007 between Servicios Petrotec S.A. DE C.V., one of our subsidiaries, and Unión Sindical de Trabajadores de la Industria Metálica y Similares, the metal and similar industry workers labor union. We have not experienced work stoppages in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could negatively impact our revenues, cash flows and net income.

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

SCF owns approximately 23% of our outstanding common stock (this percentage does not include shares distributed by SCF to its partners). L.E. Simmons is the sole owner of L.E. Simmons and Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, may be in a position to control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from yours, and SCF may vote its common stock in a manner that may adversely affect you.

One of our directors may have a conflict of interest because he is affiliated with SCF. The resolution of this conflict of interest may not be in our or your best interests.

One of our directors, Andrew L. Waite, is a current officer of L.E. Simmons and Associates, Incorporated, the ultimate general partner of SCF. This may create a conflict of interest because this director has responsibilities to SCF and its owners. His duties as an officer of L.E. Simmons and Associates, Incorporated may conflict with his duties as a director of our company regarding business dealings between SCF and us and other matters. The resolution of this conflict may not always be in our or your best interests.

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

We and our subsidiary guarantors may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us or our subsidiary guarantors from doing so. If we incur any additional indebtedness, including trade payables, that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds available to repay the notes. We have a $400 million revolving credit facility with approximately $190.0 million of undrawn availability as of December 31, 2007. All of those borrowings will be secured by substantially all of our assets and will rank effectively senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that we and our subsidiary guarantors now face could intensify. The subsidiaries that guarantee our senior notes will also be guarantors under our amended revolving credit facility.

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

As of December 31, 2007, we owned 52 offices, facilities and yards, of which 11 were in Texas, 22 were in Oklahoma, two were in Arkansas, one was in North Dakota, one was in Montana, six were in Wyoming, three were in Colorado, three were in Louisiana, one was in Alberta, Canada, one was in Utah and one was in Poza Rica, Mexico. As of December 31, 2007, we owned 62 saltwater disposal wells, of which 28 were in Texas, 31 were in Oklahoma and three were in Arkansas. In addition, we owned one drilling mud disposal facility in Oklahoma and one produced water evaporation facility in Wyoming.

In addition, as of December 31, 2007, we leased 258 offices, facilities and yards, of which 85 were in Texas, 33 were in Oklahoma, 27 were in Wyoming, two were in Montana, four were in North Dakota, 29 were in Colorado, six were in Louisiana, nine were in Arkansas, seven were in Kansas, seven were in Utah, 34 were in Alberta, Canada, two were in British Columbia, Canada, four were in Mexico and nine were in Singapore. As of December 31, 2007, we leased two drilling mud disposal facilities in Oklahoma.

In addition, we also leased our corporate headquarters in Houston, Texas, as well as administrative offices in Gainesville, Texas; Enid, Oklahoma; Fredrick, Colorado; Eunice, Louisiana; Calgary, Alberta, Canada; and additional office space in Houston, Texas.

Item 3.	Legal Proceedings.

In the normal course of our business, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of such businesses.

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

At June 30, 2007, we had accrued $1.6 million in additional insurance premium related to a cost-sharing provision of our general liability policy, of which we paid $1.4 million in August 2007. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have 200,000,000 authorized shares of $0.01 par value common stock, of which 73,135,382 shares were outstanding at December 31, 2007, including 625,871 shares of non-vested restricted stock for which the forfeiture restrictions have not lapsed. At February 15, 2008, we had 73,447,772 shares of common stock outstanding, of which 913,371 shares were non-vested restricted stock subject to forfeiture restrictions. The common shares outstanding at February 15, 2008 were held by 117 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. We had 5,000,000 authorized shares of $0.01 par value preferred stock, of which none was issued and outstanding at December 31, 2007 or February 15, 2008.

On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering.

The following table presents the high and low sales prices of our common stock reported by the New York Stock Exchange for the period April 20, 2006 through June 30, 2006, the calendar quarters ended September 30, 2006 and December 31, 2006, and for each calendar quarters in 2007:

	CPX Stock Price
Period	High	Low

Period from April 20, 2006 to June 30, 2006	$28.43	$20.75
Quarter ended September 30, 2006	$24.75	$18.75
Quarter ended December 31, 2006	$23.15	$17.20
Quarter ended March 31, 2007	$21.20	$17.28
Quarter ended June 30, 2007	$27.75	$19.45
Quarter ended September 30, 2007	$26.17	$20.00
Quarter ended December 31, 2007	$22.66	$17.30

The year-end closing sales price of our Common Stock was $21.20 on December 29, 2006, the last trading day of 2006, and $17.97 on December 31, 2007, the last trading day of 2007.

Issuer Purchases of Equity Securities:

We made no repurchases of our common stock during the years ended December 31, 2007 or 2006.

Dividends:

On September 12, 2005, we paid a dividend of $2.62 per share for an aggregate payment of approximately $146.9 million to stockholders of record on that date. We currently do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our credit facility and the indenture governing our senior notes contain covenants which restrict us from paying future dividends on our common stock.

Performance Graph:

The following information in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Security Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following chart presents a comparative analysis of the stock performance of our common stock (“CPX”) relative to an industry index, the Philadelphia Oil Service Sector Index (“OSX”), and a broader market index, Standard & Poor’s 500 Index (“S&P”). This analysis assumes a $100 investment in the underlying common stock of CPX, OSX and S&P on April 21, 2006, the date of our initial public offering, through December 31, 2007. This analysis does not purport to be a representation of the actual market performance of our stock or these indexes. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following Stock Performance Graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
Among Complete Production Services, Inc, The S & P 500 Index
And The PHLX Oil Service Sector Index

*	$100 invested on 4/21/06 in stock or on 3/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data.

The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of December 31, 2003 has been derived from our consolidated financial statements. The selected consolidated financial data as of December 31, 2004, 2005, 2006 and 2007 and for each of the years then ended have been derived from our audited consolidated financial statements for those dates and periods. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report.

	For the Year Ended December 31,
	2003	2004	2005(3)	2006	2007
			(In thousands)

Statement of Operations Data:
Revenue:
Completion and production services	$65,025	$194,953	$510,304	$873,493	$1,262,100
Drilling services	2,707	44,474	129,117	215,255	240,377
Products sales(1)	16,653	54,483	80,768	123,676	152,760

Total	84,385	293,910	720,189	1,212,424	1,655,237
Expenses:
Service and product expenses(2)	58,185	194,645	450,718	710,961	980,262
Selling, general and administrative	14,660	44,002	108,766	167,334	210,147
Depreciation and amortization	7,482	21,327	48,510	79,465	135,961

Operating income (loss) from continuing operations before interest, taxes and minority interest	4,058	33,936	112,195	254,664	328,867
Write-off of deferred financing fees	—	—	3,315	170	—
Impairment loss(4)	—	—	—	—	13,094
Interest expense	2,683	7,471	24,460	40,759	62,673
Interest income	—	—	—	(1,387)	(1,636)
Taxes	827	10,504	33,115	77,888	93,741

Income from continuing operations before Minority interest	548	15,961	51,305	137,234	160,995
Minority interest	247	4,705	384	(49)	(569)

Income from continuing operations	301	11,256	50,921	137,283	161,564
Income from discontinued operations (net of tax expense of $679, $317, $601, $1,987 and $0, respectively)	1,175	2,628	2,941	1,803	—

Net income	$1,476	$13,884	$53,862	$139,086	$161,564

Income from continuing operations per diluted share	$0.02	$0.37	$1.00	$2.02	$2.20

(1)	In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product sales operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. This sale was completed on October 31, 2006. Although this sale does not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the disposal group does represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or

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

(2)	Service and product expenses is the aggregate of service expenses and product expenses.

(3)	We paid a dividend to our stockholders as of September 12, 2005 in conjunction with the Combination. Our current debt obligations restrict us from paying dividends on our common stock. For a further discussion, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Dividends” included elsewhere in this Annual Report.

(4)	We recorded an impairment loss associated with goodwill in Canada during the year ended December 31, 2007. For a further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Other Financial Data:
EBITDA(5)	$11,540	$55,263	$157,390	$333,959	$464,828
Cash flows from operating activities	13,965	34,622	76,427	187,743	338,560
Cash flows from financing activities	55,281	157,630	112,139	471,376	66,643
Cash flows from investing activities	(66,214)	(186,776)	(188,358)	(650,863)	(408,795)
Capital expenditures:
Acquisitions, net of cash acquired(6)	54,798	139,362	67,689	369,606	50,406
Property, plant and equipment	11,084	46,904	127,215	303,922	372,554

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$6,094	$11,547	$11,405	$19,874	$13,681
Net property, plant and equipment	94,666	234,450	383,707	771,703	1,034,695
Goodwill	54,957	140,903	293,651	552,671	560,488
Total assets	206,066	515,153	937,653	1,740,324	2,054,759
Long-term debt, excluding current portion	50,144	169,178	509,981	750,577	825,987
Total stockholders’ equity	97,956	172,080	250,761	735,221	930,323

(5)	EBITDA consists of net income from continuing operations before interest expense, taxes, depreciation and amortization, minority interest and impairment loss. See “Non-GAAP Financial Measures.” EBITDA is included in this Annual Report on Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we use EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization and minority interest. The following table reconciles EBITDA with our net income.

Reconciliation of EBITDA

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Net income	$1,476	$13,884	$53,862	$139,086	$161,564
Plus: interest expense, net	2,683	7,471	24,460	39,372	61,037
Plus: tax expense	827	10,504	33,115	77,888	93,741
Plus: depreciation and amortization	7,482	21,327	48,510	79,465	135,961
Plus: minority interest	247	4,705	384	(49)	(569)
Plus: impairment loss	—	—	—	—	13,094
Minus: income from discontinued operations (net of tax expense of $679, $317, $601, $1,987 and $0, respectively)	1,175	2,628	2,941	1,803	—

EBITDA	$11,540	$55,263	$157,390	$333,959	$464,828

(6)	Acquisitions, net of cash acquired, consists only of the cash component of acquisitions. It does not include common stock and notes issued for acquisitions, nor does it include other non-cash assets issued for acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included within this Annual Report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. “Risk Factors.” Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this Annual Report are forward-looking statements.

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

On September 12, 2005, we completed the Combination (see Item 1. “Business — The Combination”) of Complete Energy Services, Inc. (“CES”), Integrated Production Services, Inc. (“IPS”) and I.E. Miller Services, Inc. (“IEM”) pursuant to which the CES and IEM shareholders exchanged all of their common stock for common stock of IPS. The Combination was accounted for using the continuity of interests method of accounting, which yields results similar to the pooling of interest method. Subsequent to the Combination, IPS changed its name to Complete Production Services, Inc.

On April 26, 2006, we completed our initial public offering and our common stock is currently trading on the New York Stock Exchange under the symbol “CPX.” The total offering amount was approximately $718 million, consisting of approximately $312 million in a primary offering (less underwriters’ fees and discounts) and approximately $406 million in a secondary offering by selling stockholders.

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

Product Sales.  Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. We sell a full range of oilfield supplies, as well as tubular goods, throughout the United States (north Texas, Louisiana, Arkansas, Oklahoma and the Rocky Mountains), primarily through our supply stores. We also sell products through our Southeast Asia business and through agents in markets outside of North America.

Substantially all service and rental revenue we earn is based upon a charge for a period of time (an hour, a day, a week) for the actual period of time the service or rental is provided to our customer. Product sales are recorded when the actual sale occurs and title or ownership passes to the customer.

Our customers include large multi-national and independent oil and gas producers, as well as smaller independent producers and the major land-based drilling contractors in North America (see “Customers” in Item 1 of this Annual Report on Form 10-K). The primary factor influencing demand for our services and products is the level of drilling and workover activity of our customers, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling and workover budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Weatherford/AESC Service Rig Count for “Active Rigs”, respectively, and historical commodity prices as provided by Bloomberg:

AVERAGE RIG COUNTS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

BHI Rotary Rig Count:
U.S. Land	717	924	1,095	1,290	1,559	1,695
U.S. Offshore	113	108	97	93	90	73

Total U.S.	830	1,032	1,192	1,383	1,649	1,768
Canada	263	372	365	455	471	343

Total North America	1,093	1,404	1,557	1,838	2,120	2,111

Source: BHI (www.BakerHughes.com)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Weatherford/AESC Service Rig Count (Active Rigs):
United States	1,830	1,967	2,064	2,222	2,364	2,388
Canada	627	710	755	795	779	596

Total	2,457	2,677	2,819	3,017	3,143	2,984

Source: Weatherford/AESC Service Rig Count for “Active Rigs”

AVERAGE OIL AND GAS PRICES

	Average Daily Closing	Average Daily Closing
	Henry Hub Spot Natural	WTI Cushing Spot Oil
Period	Gas Prices ($/mcf)	Price ($/bbl)

1/1/99 — 12/31/99	$2.27	$19.30
1/1/00 — 12/31/00	4.31	30.37
1/1/01 — 12/31/01	3.97	25.96
1/1/02 — 12/31/02	3.37	26.17
1/1/03 — 12/31/03	5.49	31.06
1/1/04 — 12/31/04	5.90	41.51
1/1/05 — 12/31/05	8.89	56.56
1/1/06 — 12/31/06	6.73	66.09
1/1/07 — 12/31/07	6.97	72.23

Source: Bloomberg NYMEX prices.

We consider the drilling and well service rig counts to be an indication of spending by our customers in the oil and gas industry for exploration and development of new and existing hydrocarbon reserves. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. We evaluate the utilization of our assets as a measure of operating performance. This utilization can be impacted by these and other external and internal factors. See Item 1A. “Risk Factors.”

We generally charge for our services on a dayrate basis. Depending on the specific service, a dayrate may include one or more of these components: (1) a set-up charge, (2) an hourly service rate based on equipment and labor, (3) an equipment rental charge, (4) a consumables charge and (5) a mileage and fuel charge. We generally determine the rates charged through a competitive process on a job-by-job basis. Typically, work is performed on a “call out” basis, whereby the customer requests services on a job-specific basis, but does not guarantee work levels beyond the specific job bid. For contract drilling services, fees are charged based on standard dayrates or, to a lesser extent, as negotiated by footage contracts. Product sales are generated through our supply stores, our Southeast Asian business and through wholesale distributors, using a purchase order process and a pre-determined price book.

Outlook

Our growth strategy includes a focus on internal growth in our current basins and seek to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.

•	Internal Capital Investment. Our internal expansion activities generally consist of adding equipment and qualified personnel in locations where we have established a presence. We expect to grow our operations in each of these locations by expanding services to current customers, attracting new customers and hiring local personnel with local basin-level expertise and leadership recognition. Depending on customer demand, we will consider adding equipment to further increase the capacity of services currently being provided and/or add equipment to expand the services we provide. We invested $803.7 million in equipment additions over the three-year period ended December 31, 2007, which included $621.4 million for the completion and production services segment, $156.7 million for the drilling services segment, $18.1 million for the product sales segment and $7.5 million related to general corporate operations. We expect to invest approximately $150.0 million in capital equipment during the year ended December 31, 2008.

•	External Growth. We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We have completed several acquisitions in recent years. These acquisitions affect our operating performance period to period. Accordingly, comparisons of revenue and operating results are not necessarily comparable and should not be relied upon as indications of future performance. We have invested an aggregate of $601.1 million in acquisitions over the three-year period ended December 31, 2007 excluding the acquisition of minority interests in CES and IEM resulting from the Combination. Of this amount, we invested an aggregate of $49.7 million to acquire 7 businesses during 2007 and $449.9 million to acquire 16 companies during 2006, including the value of equity issued and debt assumed in conjunction with those 2006 acquisitions, a portion of which was associated with earn-out agreements for 2005 and 2004 acquisitions. See “— Significant Acquisitions.”

Natural gas prices have declined from historical highs in 2006 and rotary rig counts may have peaked in 2007 and have recently begun to decline, particularly in Canada. This trend could be the result of a number of macro-economic factors, such as a perceived excess supply of natural gas, lower demand for oil and gas or the use of alternate fuels, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Although we cannot determine the impact that lower commodity prices and rotary rig counts may have on our business or whether such declines will be long-term, we believe that North American oilfield activity and the overall long-term outlook for our business remains favorable from an activity perspective, especially in the basins in which we operate, including the Piceance, Greater Green River and DJ basins in the Rocky Mountain region, the Barnett Shale of north Texas and Anadarko and Arkoma basins in the Mid-continent region, including the Fayetteville Shale in Arkansas and the Woodford Shale in Oklahoma. We believe that the fundamentals in these markets are favorable, but we have begun to experience less favorable pricing and lower utilization for some service offerings in certain areas in which we operate, which may be due in part to an increase in equipment placed into service in the region by our competitors, a slow-down of activity by our customers due to limited pipeline take-away capacity, particularly in southwest Wyoming, or a belief that current inventory levels of natural gas may exceed expected demand for the short-term.

During 2007, activity levels in Canada have declined significantly compared to recent years. This decline may be partially the result of an excess of natural gas currently in storage in Canada and an overall reluctance of major oil and gas companies to invest as heavily in drilling and exploration efforts due to perceived unfavorable tax treatment related to royalty arrangements and other governmental restrictions. Although we believe that this market will recover in future periods, we cannot determine when this recovery will occur or if such recovery will result in favorable operating results which are comparable to the levels achieved in prior years. Based upon our assessment of our expected future cash flows from operations in Canada, we recorded a non-cash impairment loss related to the write-down of goodwill at our Canadian subsidiary during the fourth quarter of 2007, which resulted in a reduction of operating income and net income by $13.1 million, as we did not receive a tax benefit associated with this impairment loss. We still remain invested in the Canadian market and believe the fundamentals are such to encourage a recovery in this market in the future.

Our business continues to be impacted by seasonality and inclement weather conditions. Our completion and production services business in Canada experienced a slower than expected recovery from the effects of the normal second quarter Canadian “break-up.” Our operations in south Texas, Mexico and the Mid-continent region were also impacted by Gulf of Mexico tropical weather systems and inclement weather during 2007.

As drilling activity has trended upwards the last few years and oilfield activity levels have increased, we, and many of our competitors, have invested in new equipment, some of which requires long lead times to manufacture. As more of this equipment is placed into service, there could be excess capacity in the industry, which we believe may have negatively impacted our utilization rates and pricing for certain service offerings during the latter half of 2007, and may continue to impact our operations in future periods. In addition, as new equipment enters the market, we must compete for employees to crew the equipment, which puts inflationary pressure on labor costs, and higher oil and gas commodity prices have resulted in higher fuel costs to operate our equipment. Our equipment fleet is relatively new, as we made significant investments in new equipment over the past two years and expect to continue to invest in equipment to the extent that we expect demand to remain high for certain of our service offerings, in particular our well service and coiled tubing services. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.

Significant Acquisitions

During 2007, we acquired substantially all the assets or all of the equity interests in six oilfield service companies, and the remaining 50% interest in our Canadian joint venture, for $49.7 million in cash, resulting in goodwill of approximately $19.4 million. Several of these acquisitions are subject to final working capital adjustments.

•	On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado, which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.

•	On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.

•	On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas, which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.

•	On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado, which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.

•	On October 18, 2007, we acquired all of the outstanding common stock of a company located in Kilgore, Texas, which provides remedial cement and acid services used in pressure pumping operations to customers throughout the east Texas region. This acquisition supplements our pressure pumping business and expands our presence in east Texas.

•	On November 30, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which is an e-line service provider to customers in the Wattenberg Field of the DJ Basin. This acquisition supplements our completion and production services business in the Rocky Mountain region.

•	On December 31, 2007, we acquired the remaining 50% interest in our joint venture in Canada for approx. $1.6 million. This transaction resulted in a decrease in goodwill of approx. $0.6 million, as the amount paid was less than the minority interest liability recorded related to this operation. This company provides optimization services in the Canadian market.

We do not consider our acquisitions in 2007 as significant to our overall financial position at December 31, 2007 or our results of operations for the year ended December 31, 2007, individually or in the aggregate.

The following entities were acquired in 2006 and 2005 and are deemed to be our most significant acquisitions in recent years:

•	Parchman Energy Group, Inc. On February 11, 2005, we acquired Parchman Energy Group, Inc. (“Parchman”) for $9.8 million in cash, the issuance of common stock totaling $16.9 million, the issuance of a subordinated note totaling $5.0 million and the potential issuance of 1,000,000 shares of our common stock based upon certain operating results. All 1,000,000 such shares of our common stock were issued in the first quarter of 2006. In addition, we granted 344,664 shares of non-vested restricted stock to former Parchman employees. These restricted shares were fully vested as of December 31, 2007, or were forfeited. Parchman performs intervention services and downhole services including coiled tubing, production testing and wireline services, and operates from locations in Texas, Louisiana and Mexico. We recorded $20.3 million of goodwill related to this acquisition in 2005. We recognized additional goodwill associated with the issuance of these 1,000,000 shares in the first quarter of 2006 in an amount equal to the fair value of the shares, or $23.5 million.

•	Big Mac. On November 1, 2005, we acquired all of the outstanding equity interests of the Big Mac group of companies (Big Mac Transports, LLC, Big Mac Tank Trucks, LLC and Fugo Services, LLC) for $40.8 million in cash. The Big Mac group of companies (“Big Mac”) is based in McAlester, Oklahoma, and provides fluid handling services primarily to customers in eastern Oklahoma and western Arkansas. Big Mac’s principal assets consist of rolling stock and frac tanks. A final purchase price post-closing adjustment for actual working capital and reimbursable capital expenditures was recorded during 2006 which resulted in a reduction of goodwill of approximately $0.5 million. We recorded $23.7 million of goodwill in connection with this acquisition. We have included the operating results of Big Mac in the completion and production services business segment from the date of acquisition. This acquisition provided a platform to enter the eastern Oklahoma market and new Fayetteville Shale play in Arkansas.

•	Arkoma. On June 30, 2006, we acquired certain operating assets of J&M Rental Tool, Inc dba Arkoma Machine & Fishing Tools, Arkoma Machine Shop, Inc. and N&M Supply, LLC, collectively referred to as “Arkoma”, a provider of rental tools, machining and fishing services in the Fayetteville Shale and Arkoma Basin, located in Ft. Smith, Arkansas. We paid $18.0 million in cash to acquire Arkoma and recorded goodwill totaling $9.0 million, which has been allocated entirely to the completion and production services business segment. This acquisition provided a platform to further expand our presence in the Fayetteville Shale and Arkoma Basin and supplements our completion and production services business in that region.

•	Turner. On July 28, 2006, we acquired all of the outstanding equity interests of the Turner group of companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Loyd Jones Well Service, LLC) for $54.3 million in cash, after a final working capital adjustment. The Turner Group of Companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. We recorded goodwill totaling $16.0 million associated with this purchase. We have included the accounts of Turner in our completion and production services business segment from the date of acquisition. We believe this acquisition supplements our completion and production services business in the Mid-continent region.

•	Pinnacle. On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C. (“Pinnacle”), a drilling company located in Tolar, Texas, for $32.8 million in cash, which includes $1.1 million related to equipment refurbishment. Pinnacle operates three drilling rigs, two in the Barnett Shale region of north Texas and one in east Texas. We recorded goodwill totaling $1.0 million associated with this purchase. We finalized our purchase price allocation for Pinnacle during 2007 and received $0.6 million from the seller related to pre-acquisition contingencies which resulted in a reduction of goodwill of $0.6 million. We have included the accounts of Pinnacle in our drilling services business segment from the date of acquisition. This acquisition increases our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expands our capacity to drill deep and horizontal wells, which are sought by our customers in this region.

•	Femco. On October 19, 2006, we acquired substantially all of the assets of Femco Services, Inc., R&S Propane, Inc. and Webb Dozer Service, Inc. (collectively, “Femco”), a group of companies located in Lindsay, Oklahoma for $36.0 million in cash. Femco provides fluid handling, frac tank rental, propane distribution and fluid disposal services throughout southern central Oklahoma. We recorded goodwill totaling $11.2 million associated with this purchase. We have included the accounts of Femco in our completion and production services business segment from the date of acquisition. We believe this acquisition expands our presence in the Fayetteville Shale and enhances our completion and production services business in the Mid-continent region.

•	Pumpco. On November 8, 2006, we acquired all the outstanding equity interests of Pumpco, a company located in Gainesville, Texas for approximately $144.6 million in cash, net of cash acquired, and 1,010,566 shares of our common stock. We also assumed approximately $30.3 million of debt outstanding under Pumpco’s existing credit facility. Pumpco provides pressure pumping, stimulation and cementing services used in the development and completion of gas and oil wells in the Barnett Shale play of north Texas. We recorded goodwill totaling $148.6 million associated with this acquisition. The purchase price allocation for Pumpco was finalized in 2007 which resulted in a reclassification of $2.0 million from goodwill to other intangible assets, and a reduction of goodwill of $3.1 million related the deferred tax liabilities acquired which were deemed unnecessary based on our 2006 tax return filings in 2007. We have included the accounts of Pumpco in our completion and production services business from the date of acquisition. This acquisition expanded our presence in the Barnett Shale and expands the service offerings of our completion and product services business to include pressure pumping.

In addition, we completed several other smaller acquisitions, each of which has contributed to the expansion of our business into new geographic regions or enhanced our service and product offerings.

We have accounted for our acquisitions using the purchase method of accounting, whereby the purchase price is allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs with the excess to goodwill, with the exception of the Combination, which was accounted for using the continuity of interests accounting method. Results of operations related to each of the acquired companies have been included in our combined operations as of the date of acquisition.

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

Seasonality

Our completion and production services business generally experiences a decline in sales for our Canadian operations during the second quarter of each year due to seasonality, as weather conditions make oil and gas operations in this region difficult during this period. Our Canadian operations accounted for approximately 5%, 7% and 9% of total revenues from continuing operations during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Revenue Recognition

We recognize service revenue as services are performed and when realized or earned. Revenue is deemed to be realized or earned when we determine that the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. These services are generally provided over a relatively short period of time pursuant to short-term contracts at pre-determined dayrate fees, or on a day-to-day basis. Revenue and costs related to drilling contracts are recognized as work progresses. Progress is measured as revenue is recognized based upon dayrate charges. For certain contracts, we may receive lump-sum payments from our customers related to the mobilization of rigs and other drilling equipment. Under these arrangements, we defer revenues and the related cost of services and recognize them over the term of the drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Revenues associated with product sales are recorded when product title is transferred to the customer.

Under current GAAP, revenue is to be recognized when it is realized or realizable and earned. The SEC’s rules and regulations provide additional guidance for revenue recognition under specific circumstances, including bill and hold transactions. There is a risk that our results of operations could be misstated if we do not record revenue in the proper accounting period.

The nature of our business has been such that we generally bill for services over a relatively short period of time and record revenues as products are sold. We did not record material adjustments resulting from revenue recognition issues for the years ended December 31, 2007, 2006 and 2005.

Impairment of Long-Lived Assets

We evaluate potential impairment of long-lived assets and intangibles, excluding goodwill and other intangible assets without defined services lives, when indicators of impairment are present, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such indicators are present, we project the fair value of the assets by estimating the undiscounted future cash in-flows to be derived from the long-lived assets over their remaining estimated useful lives, as well as any salvage value. Then, we compare this fair value estimate to the carrying value of the assets and determine whether the assets are deemed to be impaired. For goodwill and other intangible assets without defined service lives, we apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an annual impairment test, whereby we estimate the fair value of the asset by discounting future cash flows at a projected cost of capital rate. If the fair value estimate is less than the carrying value of the asset, an additional test is required whereby we apply a purchase price analysis consistent with that described in SFAS No. 141. If impairment is still indicated, we would record an impairment loss in the current reporting period for the amount by which the carrying value of the intangible asset exceeds its projected fair value.

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

We tested goodwill for impairment for each of the years ended December 31, 2007, 2006, and 2005. For the years ended December 31, 2006 and 2005, management determined that goodwill was not impaired. However, in 2007, management prepared a discounted cash flow analysis to determine the fair market value of each reportable unit as of the testing date, October 1, 2007. Projected cash flows were based on certain management assumptions related to expected growth, capital investment and terminal value, discounted at a market-participant weighted average cost of capital, refined to reflect our current and anticipated capital structure. Based on this analysis, management determined that goodwill in Canada was impaired. In accordance with SFAS No. 142, management performed a step-two analysis to calculate the amount by which the carrying value of this reporting unit exceeded the projected fair market value of such unit as of October 1, 2007. As a result, management recorded an impairment charge which reduced goodwill in Canada by $13.4 million. In calculating this impairment charge, management made assumptions about future earnings in Canada, which may differ from actual future earnings for this reportable unit, which could result in a future impairment charge. In addition, a significant decline in expected future cash flow as a result of lower revenues, an overall decline in market conditions in Canada or a lower-than-expected recovery of the Canadian market in future years, could result in an impairment charge. A 10% impairment of total goodwill at December 31, 2007 would have decreased our operating income by $56.0 million for the year then ended.

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

For years ended on or before December 31, 2005, we determined the value of our stock options by applying the minimum value method permitted by APB No. 25 and, in connection with estimating compensation expense that would be required to be recognized under SFAS No. 123, “Accounting for Stock-Based Compensation,” we used a Black-Scholes model including assumptions for expected term (ranging from 3 to 4.5 years as of December 31, 2005), risk- free rate (based upon published rates for U.S. Treasury notes with a similar term), zero dividend rate and a volatility rate of zero. For the years ended December 31, 2007 and 2006, we applied a Black-Scholes model with similar assumptions, except we estimated our stock volatility by examining the volatility rates of several peer companies, we estimated a forfeiture rate based upon our historical experience and we estimated the expected term of the options using a probability analysis. For the years ended December 31, 2007 and 2006, we have recorded compensation expense totaling $4.4 million and $1.8 million, respectively, related to our stock option grants and $3.1 million and $2.8 million, respectively, related to our non-vested restricted stock.

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

Bad debt expense has been less than 1% of sales for the years ended December 31, 2007, 2006 and 2005. If bad debt expense had increased by 1% of sales for the years ended December 31, 2007, 2006 and 2005, net income would have declined by $10.8 million, $7.7 million and $4.4 million, respectively. Our obsolescence and other inventory reserves as of December 31, 2007, 2006 and 2005 have ranged from 4% to 6%. Our obsolescence and other inventory reserves were approximately 4% of inventory at December 31, 2007 and 2006. A 1% increase in inventory reserves, from 4% to 5%, at December 31, 2007 would have decreased net income by $0.4 million for the year then ended.

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

We evaluate property, plant and equipment for impairment when there are indicators of impairment. There have been no significant impairment charges related to our long-term assets during the years ended December 31, 2007, 2006 and 2005. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 represented 16% and 15% of the average depreciable asset base for the respective years. An increase in depreciation relative to the depreciable base of 1%, from 15% to 16%, would have reduced net income by approximately $5.4 million for the year ended December 31, 2007.

Self Insurance

On January 1, 2007, we began a self-insurance program to pay claims associated with health care benefits provided to certain of our employees in the United States. Pursuant to this program, we have purchased a stop-loss insurance policy from an insurance company. Our accounting policy for this self-insurance program is to accrue expense based upon the number of employees enrolled in the plan at pre-determined rates. As claims are processed and paid, we compare our claims history to our expected claims in order to estimate incurred but not reported claims. If our estimate of claims incurred but not reported exceeds our current accrual, we record additional expense during the current period. There is a risk that we may not estimate our incurred but not reported claims correctly or that our stop-loss provision may not be adequate to insure us against material losses in the future. At December 31, 2007, we accrued $3.7 million pursuant to this self-insurance program. A 10% increase in this self-insurance accrual would reduce our net income for the year ended December 31, 2007 by $0.2 million, respectively.

Deferred Income Taxes

Our income tax expense includes income taxes related to the United States, Canada and other foreign countries, including local, state and provincial income taxes. We account for tax ramifications using SFAS No. 109,

“Accounting for Income Taxes.” Under SFAS No. 109, we record deferred income tax assets and liabilities based upon temporary differences between the carrying amount and tax basis of our assets and liabilities and measure tax expense using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates is recognized in income in the period of the change. Furthermore, SFAS No. 109 requires us to record a valuation allowance for any net deferred income tax assets which we believe are likely to not be used through future operations. As of December 31, 2007, 2006 and 2005, we recorded a valuation allowance of less than $1.0 million related to certain deferred tax assets in Canada. If our estimates and assumptions related to our deferred tax position change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase, which could adversely affect our financial results. As of December 31, 2007, we did not provide deferred U.S. income taxes on approximately $19.1 million of undistributed earnings of our foreign subsidiaries in which we intend to indefinitely reinvest. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. On January 1, 2007, we adopted Financial Interpretation No. 48 (“FIN 48”), which provides guidance to account for uncertain tax positions. During 2007, we performed an evaluation of our tax positions pursuant to Financial Interpretation No. 48 (“FIN 48”) and determined that this pronouncement did not have a material impact on our financial position, results of operations and cash flows.

There is a risk that estimates related to the use of loss carry forwards and the realizability of deferred tax accounts may be incorrect, and that the result could materially impact our financial position and results of operations. In addition, future changes in tax laws or GAAP requirements could result in additional valuation allowances or the recognition of additional tax liabilities.

Historically, we have utilized net operating loss carry forwards to partially offset current tax expense, and we have recorded a valuation allowance to the extent we expect that our deferred tax assets will not be utilized through future operations. Deferred income tax assets totaled $8.0 million at December 31, 2007, against which we recorded a valuation allowance of $0.3 million, leaving a net deferred tax asset of $7.7 million deemed realizable. Changes in our valuation allowance would affect our net income on a dollar for dollar basis.

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

Results of Operations for the Years Ended December 31, 2007 and 2006

The following tables set forth our results of continuing operations, including amounts expressed as a percentage of total revenue, for the periods indicated (in thousands, except percentages).

				Percent
	Year	Year	Change	Change
	Ended	Ended	2007/	2007/
	12/31/07	12/31/06	2006	2006
		(In thousands)

Revenue:
Completion and production services	$1,262,100	$873,493	$388,607	44%
Drilling services	240,377	215,255	25,122	12%
Product sales	152,760	123,676	29,084	24%

Total	$1,655,237	$1,212,424	$442,813	37%

EBITDA:
Completion and production services	$404,893	$257,630	$147,263	57%
Drilling services	69,628	78,543	(8,915)	(11)%
Product sales	18,443	18,708	(265)	(1)%
Corporate	(28,136)	(20,922)	(7,214)	34%

Total	$464,828	$333,959	$130,869	39%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“EBITDA” consists of net income from continuing operations before interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. See the discussion of EBITDA at Note 3 under Item 6 (“Selected Financial Data”) of this Annual Report. The following table reconciles EBITDA for the years ended December 31, 2007 and 2006 to the most comparable GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable GAAP Measure — Operating Income (Loss)

	Completion and	Drilling	Product
Year Ended December 31, 2007	Production Services	Services	Sales	Corporate	Total

EBITDA, as defined	$404,893	$69,628	$18,443	$(28,136)	$464,828
Depreciation and amortization	$114,139	$17,023	$2,918	$1,881	$135,961
Impairment loss	$13,094	$—	$—	$—	$13,094

Operating income (loss)	$277,660	$52,605	$15,525	$(30,017)	$315,773

Year Ended December 31, 2006
EBITDA, as defined	$257,630	$78,543	$18,708	$(20,922)	$333,959
Depreciation and amortization	$65,317	$10,599	$1,943	$1,606	$79,465
Write-off of deferred costs	$—	$—	$—	$(170)	$(170)

Operating income (loss)	$192,313	$67,944	$16,765	$(22,358)	$254,664

Below is a detailed discussion of our operating results by segment for these periods.

Year Ended December 31, 2007 Compared to the Year ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007 increased by $442.8 million, or 37%, to $1,655.2 million from $1,212.4 million for the year ended December 31, 2006. This increase by segment was as follows:

•	Completion and Production Services. Segment revenue increased $388.6 million, or 44%, primarily due to: (1) higher activity levels in the U.S. and Mexico; (2) an increase in revenues earned as a result of additional capital investments in the coiled tubing, well servicing, pressure pumping, rental and fluid-handling businesses in 2007, as well as the benefit of a full-year of operations for equipment placed into service throughout 2006; (3) investment in acquisitions during 2006, each of which provided incremental revenues for 2007 compared to 2006; and (4) a series of acquisitions during the year ended December 31, 2007 which contributed to the overall 2007 results. These favorable results were partially offset by a decline in the general activity level of the oil and gas industry in Canada throughout 2007. We began to experience some pricing pressures in certain service offerings during the latter half of 2007.

•	Drilling Services. Segment revenue increased $25.1 million, or 12%, for the year, primarily due to additional capital invested in contract drilling and our drilling logistics businesses during 2006 and into 2007, somewhat offset by lower pricing and lower utilization of our equipment in 2007 compared to 2006, due primarily to an increase in new equipment placed into service by our competitors in the markets that we serve.

•	Product Sales. Segment revenue increased $29.1 million, or 24%, for the year, fueled primarily by increased product sales and equipment refurbishment attributable to our business in Southeast Asia, as well as an increase in sales of tubular goods through our supply stores.

Service and Product Expenses

Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $269.3 million, or 38%, to $980.3 million for the year ended December 31, 2007 from $711.0 million for the year ended December 31, 2006. The following table summarizes service and product expenses as a percentage of revenues for the years ended December 31, 2007 and 2006:

Service and Product Expenses as a Percentage of Revenue

	Years Ended
Segment:	12/31/07	12/31/06	Change

Completion and Production services	57%	58%	(1)%
Drilling services	61%	54%	7%
Product sales	76%	71%	5%
Total	59%	59%	—

Service and product expenses as a percentage of revenue were consistent for the years ended December 31, 2007 and 2006. However, margins by business segment were impacted by acquisitions, pricing and utilization.

•	Completion and Production Services. The decline in service and product expenses as a percentage of revenue for this business segment reflects: (1) a full-year’s benefit in 2007 of capital invested throughout 2006, with additional equipment placed into service during 2007 and (2) the benefit of a full-year of margin contribution from our pressure pumping business in 2007 compared to only two-months contribution in 2006 due to timing of the acquisition. We experienced favorable margins in 2007 compared to 2006 for our well service, coiled tubing, fluid handling and rental businesses. However, in late 2007, we began to experience lower pricing for certain of these services in some of our operating regions, as well as a general decline in activity levels in Canada which impacted our operating margins, reducing our overall margin improvements to only 1% year-over-year. In addition, we experienced higher labor and fuel costs which partially offset the incremental margin contribution of our completion and production services businesses during 2007 compared to 2006.

•	Drilling Services. The increase in service and product expenses as a percentage of revenue for this business segment represented a decline in margin during 2007 compared to 2006 due to: (1) lower pricing for our contract drilling and drilling logistics businesses, and (2) lower utilization of our equipment, specifically impacting our drilling rigs business, due to downtime associated with maintenance, and more market competition, as our competitors deployed additional rigs into the markets we serve. In addition, we incurred costs associated with relocating a portion of our rig logistics business to areas with more favorable market conditions.

•	Product Sales. The increase in service and product expenses as a percentage of revenue for the products segments was primarily due to the mix of products sold through our supply stores, including an increase in sales of relatively lower-margin tubular goods in 2007 compared to 2006, and the timing of equipment sales and refurbishment associated with our Southeast Asian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $42.8 million, or 26%, for the year ended December 31, 2007 to $210.1 million from $167.3 million during the year ended December 31, 2006. These expense increases included: (1) costs associated with businesses acquired in 2007, including additional employee headcount, property rental expense and insurance expense; (2) costs associated with 2006 acquisitions which provided a full-year of selling, general and administrative expense for 2007; (3) consulting costs associated with our Sarbanes-Oxley compliance documentation and testing, outside accounting, tax and legal services and information technology initiatives; (4) incremental costs of approximately $3.2 million related to stock-based compensation in 2007 compared to 2006; and (5) a charge of approximately $1.4 million associated with the cost-sharing provision of a general liability insurance policy. As a percentage of revenues, selling, general and administrative expense declined to 13% for the year ended December 31, 2007 compared to 14% for the year ended December 31, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $56.5 million, or 71%, to $136.0 million for the year ended December 31, 2007 from $79.5 million for the year ended December 31, 2006. The increase in depreciation and amortization expense was the result of equipment placed into service in 2007, a portion of which was purchased in 2006 and throughout 2007. Capital expenditures for equipment in 2007 totaled $372.6 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2006 and 2007, as well as assets purchased and placed into service throughout 2006, which contributed a full year of depreciation expense in 2007 compared to a partial year of depreciation expense in 2006. As a percentage of revenue, depreciation and amortization expense increased to 8% for the year ended December 31, 2007 compared to 7% for the year ended December 31, 2006.

Interest Expense

Interest expense was $62.7 million and $40.8 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, including amounts borrowed to fund acquisitions, capital expenditures, our semi-annual interest payments associated with the 8% senior notes and our quarterly tax payments. In addition, during December 2006, we issued our 8% senior notes and used the proceeds to retire all outstanding borrowings under the term loan portion of our credit facility. These senior notes required interest at higher fixed interest rates compared to the lower variable rates on the previously outstanding term loan facility. The weighted-average interest rate of borrowings outstanding at December 31, 2007 and 2006 was approximately 7.69% and 7.84%, respectively.

Interest Income

Interest income was $1.6 million for the year ended December 31, 2007. This interest income was earned primarily on excess cash invested in overnight securities throughout 2007.

Impairment Loss

We recorded an impairment loss of $13.1 million related to the write-down of goodwill associated with our Canadian operations during 2007 based upon a discounted cash flow analysis of expected future earnings associated with this business.

Taxes

Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.

Tax expense was 36.8% and 36.2% of pretax income for the years ended December 31, 2007 and 2006, respectively. The effective tax rate for 2007 was impacted by the impairment loss of $13.1 million in Canada, which was not deductible for tax purposes. Excluding the impact of the impairment loss, the effective tax rate for 2007 would have been 35.0%. The decline in the effective tax rate in 2007, as adjusted, compared to 2006, was due to lower state tax rates, lower income tax rates in Canada, return to actual adjustments in 2007 and the incremental benefit of the domestic production activities deduction.

Minority Interest

Minority interest was comprised entirely of an ownership interest by an unrelated third party in the assets of Premier Integrated Technologies, Inc. (“Premier”), a company that we acquired on January 1, 2005. We have consolidated Premier in our accounts since the date of acquisition and record minority interest to reflect the ownership held by this third party. On December 31, 2007, we acquired the remaining 50% interest in this company, so that it is a wholly-owned subsidiary of Complete at December 31, 2007.

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

“EBITDA” consists of net income from continuing operations before interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. See the discussion of EBITDA at Note 3 under Item 6 (“Selected Financial Data”) of this Annual Report. The following table reconciles EBITDA for the years ended December 31, 2006 and 2005 to the most comparable GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable GAAP Measure — Operating Income (Loss)

	Completion and	Drilling	Product
	Production Services	Services	Sales	Corporate	Total

Year Ended December 31, 2006
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $58.6 million, or 54%, for the year ended December 31, 2006 to $167.3 million from $108.8 million during the year ended December 31, 2005. These expense increases were primarily due to acquisitions, which provided additional headcount, property rental expense, insurance expense and other administrative costs, as well as additional expense for incentive compensation accruals based on earnings. In addition, as a result of the Combination, we employed additional senior officers and key members of management at our corporate office. Furthermore, we incurred consulting costs associated with information technology and Sarbanes-Oxley projects, additional outside accounting, tax and legal fees associated with audits of subsidiaries, tax compliance and legal matters, and recorded incremental costs of approximately $2.8 million related to stock-based compensation. As a percentage of revenues, selling, general and administrative expense declined to 14% for the year ended December 31, 2006 compared to 15% for the year ended December 31, 2005.

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

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, such as expanding our coiled tubing, wireline and production testing fleets, pressure pumping fleets and fluid handling equipment; increasing and replacing rental tool and well service rigs; and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt which was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering.

On April 26, 2006, we sold 13,000,000 shares of our $.01 par value common stock in an initial public offering at an initial offering price to the public of $24.00 per share, which provided proceeds of approximately $292.5 million net of underwriters’ fees. We used these funds to retire principal and interest outstanding under our U.S. revolving credit facility on April 28, 2006 totaling approximately $127.5 million, to pay transaction costs of approximately $3.9 million and invested the remaining funds in tax-free and tax-advantaged municipal bonds and similar financial instruments. Of this amount, we utilized $141.6 million associated with acquisitions, including Arkoma, Turner and Pinnacle, and the remainder was used for other general corporate purposes. As of September 2006, all proceeds from our initial public offering had been utilized.

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

The following table summarizes cash flows by type for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash flows provided by (used in):
Operating activities	$338,560	$187,743	$76,427
Investing activities	(408,795)	(650,863)	(188,358)
Financing activities	66,643	471,376	112,139

Net cash provided by operating activities increased $150.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily due to an increase in gross receipts as a result of increased revenues. Our gross receipts increased throughout the three years ended December 31, 2007 as demand for our services grew, we invested in more equipment and logged incremental billable hours, while we continued to expand our current business and enter new markets through acquisitions. For the year ended December 31, 2006 compared to the year ended December 31, 2005, net cash provided by operating activities increased $111.3 million. This increase was also attributable to an increase in gross receipts, as revenues increased as a result of acquisitions, higher demand for our services and favorable pricing. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental operating cash flows.

Net cash used in investing activities declined by $242.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to a decline in the use of funds for acquisitions. During 2007, we focused our efforts on investing in organic growth through equipment purchases rather than investment in acquired businesses. During 2006, we invested more significantly in acquisitions to expand our geographic reach in areas where we have operations and into new basins within North America, while investing $303.9 million in capital equipment. Cash used in investing activities in 2006 was partially offset by $19.3 million received in cash related to the sale of certain discontinued operations. In addition, we invested $165.0 million in short-term investments, which were sold and used for the following purposes: (1) to acquire a series of businesses; (2) to make scheduled principal and interest payments on our credit facility; (3) to pay estimated federal income taxes; and (4) for other general corporate purposes. Significant capital equipment expenditures in 2007 included five coiled tubing units and over forty well service rigs, as well as additional pressure pumping units. Significant capital equipment expenditures in 2006 included coiled tubing units, pressure pumping equipment, well services rigs, fluid-handling equipment, rental equipment and drilling rigs. Significant capital equipment expenditures in 2005 included drilling rigs, well services rigs, fluid-handling equipment, rental equipment and coiled tubing equipment. See “— Significant Acquisitions” above.

Net cash provided by financing activities decreased by $404.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The primary source of funds from financing activities in 2007 was net borrowings under our revolving credit facilities to fund capital expenditures, acquisitions, semi-annual interest payments on our senior notes and quarterly federal income tax payments. However, in 2006, the primary source of funds from financing activities was the receipt of the net proceeds from our initial public offering in April 2006, which provided approximately $288.6 million. In addition, we received net proceeds of $636.6 million from the issuance of 8.0% senior notes in December 2006, and we borrowed under our revolving credit facilities to fund various business acquisitions. The primary use of funds from financing activities was to repay $127.5 million outstanding under our U.S. revolving credit facility as of April 2006, with subsequent borrowings and repayments under this revolving credit facility throughout the year ended December 31, 2006, and the repayment of $419.0 million under our term loan facility in 2006, the majority of which was repaid in December 2006 from the proceeds of our senior note issuance. In 2005, we refinanced our term loan and revolving credit facilities, borrowed to finance the Parchman acquisition and borrowed additional funds for general corporate purposes. In addition, we received approximately $10.0 million from our private equity sponsor, in connection with the exercise of a stock warrant. Our long-term debt balances, including current maturities, were $826.7 million and $751.6 million as of December 31, 2007 and 2006, respectively.

We expect to expend approximately $150.0 million for investment in capital expenditures, excluding acquisitions, during the year ended December 31, 2008. We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next 12 months.

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

Description of Our Indebtedness

On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. On June 15, 2007 and December 15, 2007, we paid interest associated with these senior notes totaling $27.3 million and $26.0 million, respectively.

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of these notes for publicly traded notes on July 25, 2007.

On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of December 31, 2007.

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

Borrowings of $160.0 million and $12.2 million were outstanding under the U.S. and Canadian revolving credit facilities at December 31, 2007, respectively. The U.S. revolving credit facility bore interest at rates ranging from 6.45% to 7.50% at December 31, 2007, and the Canadian revolving credit facility bore interest at 6.25% at December 31, 2007. For the year ended December 31, 2007, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 6.56%. In addition, there were letters of credit outstanding which totaled $37.9 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at December 31, 2007 to $162.1 million under the U.S. revolving portion of the facility and $27.8 million under the Canadian revolving portion of the facility. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. As of February 1, 2008, we had $182.7 million outstanding under our Credit Agreement.

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

Outstanding Debt and Operating Lease Commitments

The following table summarizes our known contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt, including capital (finance) lease obligations	$822,443	$147	$77	$172,219	$650,000
Interest on 8% senior notes issued December 6, 2006	463,667	52,000	104,000	104,000	203,667
Purchase obligations(1)	21,004	21,004	—	—	—
Operating lease obligations	53,940	20,222	21,211	8,125	4,382
Other long-term obligations(2)	4,219	528	3,666	25	—

Total contractual obligations	$1,365,273	$93,901	$128,954	$284,369	$858,049

(1)	Purchase obligations were pursuant to non-cancelable equipment purchase orders outstanding as of December 31, 2007. We have no significant purchase orders which extend beyond one year.

(2)	Other long-term obligations include amounts due under subordinated note arrangements with maturity dates beginning in 2009 and loans relating to equipment purchases which mature at various dates through September 2010.

We have entered into agreements to purchase certain equipment for use in our business, which are included as purchase obligations in the table above to the extent that these obligations represent firm non-cancelable commitments. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $372.6 million for equipment purchases and other capital expenditures during the year ended December 31, 2007, which does not include amounts paid in connection with acquisitions.

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

Recent Accounting Pronouncements and Authoritative Literature

In June 2006, the FASB issued an interpretation entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” referred to as “FIN 48.” FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold, should be derecognized in the first financial reporting period that the threshold is no longer met. We adopted FIN 48 on January 1, 2007 with no material impact on our financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2 which postpones certain provisions of SFAS No. 157 related to disclosure requirements for non-financial assets and liabilities except for items which are recognized and disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 on January 1, 2007. For additional disclosure related to SFAS No. 157, see Note 2, Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements at December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidating Financial Statements — an Amendment of ARB No. 51.” This pronouncement establishes accounting and reporting standards for non-controlling interests, commonly referred to as minority interests. Specifically, this statement requires that the non-controlling interest be presented as a component of equity on the balance sheet, and that net income be presented prior to adjustment for the non-controlling interests’ portion of earnings with the portion of net income attributable to the parent company and the non-controlling interest both presented on the face of the statement of operations. In addition, this pronouncement provides a single method of accounting for changes in the parent’s ownership interest in the non-controlling entity, and requires the parent to recognize a gain or loss in net income when a subsidiary with a non-controlling interest is deconsolidated. Additional disclosure items are required related to the non-controlling interest. This pronouncement becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement should be applied prospectively as of the beginning of the fiscal year that the statement is adopted. However, the disclosure requirements must be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement becomes effective at the beginning of the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively. We are currently evaluating the impact that this statement may have on our financial position, results of operations and cash flows.

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

For the years ended December 31, 2007 and 2006, approximately 5% and 7% of our revenues from continuing operations, respectively, and 6% and 8% of our total assets, respectively, were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the year ended December 31, 2007 by approximately $0.8 million. We do not currently use hedges or forward contracts to offset this risk.

Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the year ended December 31, 2007 by approximately $0.4 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.

Approximately 21% of our debt at December 31, 2007 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of December 31, 2007, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.7 million per year and reduce operating cash flows by approximately $1.1 million, net of tax.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Complete Production Services, Inc.:

We have audited the accompanying consolidated balance sheets of Complete Production Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Production Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.” In addition, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards No. 157, “Fair Value Measurements”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Complete Production Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008, expressed an unqualified opinion that Complete Production Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/  Grant Thornton LLP

Houston, Texas
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Complete Production Services, Inc.:

We have audited Complete Production Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Complete Production Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Complete Production Services, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Complete Production Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Complete Production Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  Grant Thornton LLP

Houston, Texas
February 29, 2008

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,681	$19,874
Trade accounts receivable, net of allowance for doubtful accounts of $5,737 and $2,431, respectively	328,685	301,764
Inventory, net of obsolescence reserve of $2,420 and $1,719, respectively	57,068	43,930
Prepaid expenses	23,798	24,998
Other current assets	5,092	74

Total current assets	428,324	390,640
Property, plant and equipment, net	1,034,695	771,703
Intangible assets, net of accumulated amortization of $6,742 and $3,623, respectively	10,794	7,765

Deferred financing costs, net of accumulated amortization of $2,455 and $547, respectively	14,194	15,729
Goodwill	560,488	552,671
Other long-term assets	6,264	1,816

Total assets	$2,054,759	$1,740,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$675	$1,064
Accounts payable	64,667	71,370
Accrued liabilities	57,841	39,063
Accrued payroll and payroll burdens	24,502	22,302
Notes payable	15,354	17,087
Taxes payable	6,506	10,519

Total current liabilities	169,545	161,405
Long-term debt	825,987	750,577
Deferred income taxes	128,904	90,805
Minority interest	—	2,316

Total liabilities	1,124,436	1,005,103
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 72,509,511 (2006 — 71,418,473) issued	725	714
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	581,404	563,006
Retained earnings	317,535	155,971
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	30,861	15,732

Total stockholders’ equity	930,323	735,221

Total liabilities and stockholders’ equity	$2,054,759	$1,740,324

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Service	$1,502,477	$1,088,748	$639,421
Product	152,760	123,676	80,768

	1,655,237	1,212,424	720,189
Service expenses	863,705	622,786	393,856
Product expenses	116,557	88,175	56,862
Selling, general and administrative expenses	210,147	167,334	108,766
Depreciation and amortization	135,961	79,465	48,510

Income from continuing operations before interest, taxes and minority interest	328,867	254,664	112,195
Interest expense	62,673	40,759	24,460
Interest income	(1,636)	(1,387)	—
Write-off of deferred financing costs	—	170	3,315
Impairment loss	13,094	—	—

Income from continuing operations before taxes and minority interest	254,736	215,122	84,420
Taxes	93,741	77,888	33,115

Income from continuing operations before minority interest	160,995	137,234	51,305
Minority interest	(569)	(49)	384

Income from continuing operations	161,564	137,283	50,921
Income from discontinued operations (net of tax expense of $0, $1,987 and $601, respectively)	—	1,803	2,941

Net income	$161,564	$139,086	$53,862

Earnings per share information:
Continuing operations	$2.24	$2.09	$1.09
Discontinued operations	$—	$0.02	$0.07

Basic earnings per share	$2.24	$2.11	$1.16

Continuing operations	$2.20	$2.02	$1.00
Discontinued operations	$—	$0.02	$0.06

Diluted earnings per share	$2.20	$2.04	$1.06

Weighted average shares:
Basic	71,991	65,843	46,603
Diluted	73,352	68,075	50,656

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$161,564	$139,086	$53,862
Change in cumulative translation adjustment	15,129	(808)	2,043

Comprehensive income	$176,693	$138,278	$55,905

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

							Accumulated
			Additional				Other
	Number	Common	Paid-in	Retained	Treasury	Deferred	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Compensation	Income	Total
	(In thousands, except share data)

Balance at December 31, 2004	38,895,220	$389	$143,147	$14,799	$—	$(752)	$14,497	$172,080
Net income	—	—	—	53,862	—	—	—	53,862
Cumulative translation adjustment	—	—	—	—	—	—	2,043	2,043
Issuance of common stock:
Acquisition of Parchman	2,655,336	27	16,861	—	—	—	—	16,888
Acquisition of Spindletop	90,364	—	1,053	—	—	—	—	1,053
Exercise of warrants	2,048,526	20	9,980	—	—	—	—	10,000
For cash	136,376	1	1,403	—	—	—	—	1,404
Exercise of stock options	15,082	—	79	—	—	—	—	79
Purchase of warrants	—	—	(256)	—	—	—	—	(256)
Stock compensation	16,096	—	187	—	—	—	—	187
Expense related to employee stock options	—	—	230	—	—	—	—	230
Issuance of restricted stock	153,736	2	4,616	—	—	(4,618)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,747	—	1,747
Purchase of minority interest	11,556,344	116	138,604	—	—	(180)	—	138,540
Dividend paid	—	—	(95,118)	(51,776)	—	—	—	(146,894)
Repurchase of common stock	(35,570)	—	—	—	(202)	—	—	(202)

Balance at December 31, 2005	55,531,510	$555	$220,786	$16,885	$(202)	$(3,803)	$16,540	$250,761
Adoption of SFAS No. 123R	—	—	(3,803)	—	—	3,803	—	—
Net income	—	—	—	139,086	—	—	—	139,086
Cumulative translation adjustment	—	—	—	—	—	—	(808)	(808)
Issuance of common stock:
Net proceeds from initial public offering	13,000,000	130	288,505	—	—	—	—	288,635
Acquisition of Parchman	1,000,000	10	23,490	—	—	—	—	23,500
Acquisition of MGM	164,210	2	3,857	—	—	—	—	3,859
Acquisition of Pumpco	1,010,566	10	21,414	—	—	—	—	21,424
Exercise of stock options	506,405	5	1,810	—	—	—	—	1,815
Expense related to employee stock options	—	—	1,848	—	—	—	—	1,848
Excess tax benefit from share-based compensation	—	—	2,333	—	—	—	—	2,333
Vested restricted stock	205,782	2	(2)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,768	—	—	—	—	2,768

Balance at December 31, 2006	71,418,473	$714	$563,006	$155,971	$(202)	$—	$15,732	$735,221
Net income	—	—	—	161,564	—	—	—	161,564
Cumulative translation adjustment	—	—	—	—	—	—	15,129	15,129
Issuance of common stock:
Exercise of stock options	934,094	9	4,170	—	—	—	—	4,179
Expense related to employee stock options	—	—	4,426	—	—	—	—	4,426
Excess tax benefit from share-based compensation	—	—	6,662	—	—	—	—	6,662
Vested restricted stock	156,944	2	(2)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	3,142	—	—	—	—	3,142

Balance at December 31, 2007	72,509,511	$725	$581,404	$317,535	$(202)	$—	$30,861	$930,323

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash provided by:
Net income	$161,564	$139,086	$53,862
Items not affecting cash:
Depreciation and amortization	135,961	79,813	48,840
Deferred income taxes	38,099	30,907	17,993
Impairment loss	13,094	—	—
Write-off of deferred financing fees	—	170	3,315
Loss on sale of discontinued operations	—	603	—
Minority interest	(569)	(49)	384
Excess tax benefit from share-based compensation	(6,662)	(2,333)	—
Non-cash compensation expense	7,568	4,616	1,984
Provision for/(recoveries of) bad debt expense	7,277	2,329	1,332
Other	3,391	1,564	1,119
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(29,255)	(105,203)	(69,755)
Inventory	(11,132)	(11,511)	(18,346)
Prepaid expenses and other current assets	1,520	(1,201)	(4,903)
Accounts payable	(8,063)	14,819	18,647
Accrued liabilities and other	25,767	34,133	21,955

Net cash provided by operating activities	338,560	187,743	76,427
Investing activities:
Business acquisitions, net of cash acquired	(50,406)	(369,606)	(67,689)
Additions to property, plant and equipment	(367,659)	(303,922)	(125,142)
Purchase of short-term securities	—	(165,000)	—
Proceeds from sale of short-term securities	—	165,000	—
Proceeds from sale of fixed assets	9,270	3,355	4,473
Proceeds from sale of disposal group	—	19,310	—

Net cash used in investing activities	(408,795)	(650,863)	(188,358)
Financing activities:
Issuances of long-term debt	343,790	608,703	741,599
Repayments of long-term debt	(268,769)	(1,053,789)	(464,605)
Net repayments under lines of credit	—	—	(19,603)
Repayment of convertible debentures	—	—	(4,069)
Repayments of notes payable	(18,846)	(13,589)	(1,690)
Borrowings under senior notes	—	650,000	—
Proceeds from issuances of common stock	4,179	291,674	12,267
Dividend paid	—	—	(146,894)
Repurchase of common stock/warrants	—	—	(458)
Deferred financing fees	(373)	(13,956)	(4,408)
Excess tax benefit from share-based compensation	6,662	2,333	—

Net cash provided by financing activities	66,643	471,376	112,139
Effect of exchange rate changes on cash	(2,601)	213	(350)

Change in cash and cash equivalents	(6,193)	8,469	(142)
Cash and cash equivalents, beginning of period	19,874	11,405	11,547

Cash and cash equivalents, end of period	$13,681	$19,874	$11,405

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$59,164	$35,947	$23,718
Cash paid for taxes	$56,468	$40,132	$15,138
Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$48,783	$20,118
Non-cash consideration for acquisitions	$—	$—	$13,699
Debt acquired in acquisition	$—	$30,784	$—
Acquisition of minority interest	$—	$—	$93,792
Notes issued for equipment	$—	$—	$1,281
Capital expenditures in accrued payables/expenses	$4,895	$—	$792

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

These audited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of December 31, 2007 and 2006 and the statements of operations, the statements of comprehensive income, the statements of stockholders’ equity and the statements of cash flows for each of the three years in the period ended December 31, 2007. We believe that these financial statements contain all adjustments necessary so that they are not misleading. Certain reclassifications have been made to 2005 and 2006 amounts in order to present these results on a comparable basis with amounts for 2007.

In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Accordingly, we have revised our financial statements for all periods presented to classify the related results of operations of this disposal group as discontinued operations. See Note 16, Discontinued Operations.

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

We recognize revenue under service contracts as services are performed. We had no significant unearned revenues associated with long-term service contracts as of December 31, 2007 and 2006.

(d)	Cash and cash equivalents:

Short-term investments with maturities of less than three months are considered to be cash equivalents and are recorded at cost, which approximates fair market value. For purposes of the consolidated statements of cash flows,

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

we consider all investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We invest excess cash in overnight investments which are accounted for as common stock equivalents.

(e)	Trade accounts receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses incurred in our existing accounts receivable. We determine the allowance based on historical write-off experience, account aging and our assumptions about the oil and gas industry economic cycle. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. Considering our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the oil and gas industry. We have no significant off balance-sheet credit exposure related to our customers.

(f)	Inventory:

Inventory, which consists of finished goods and materials and supplies held for resale, is carried at the lower of cost and market. Market is defined as net realizable value for finished goods and as replacement cost for manufacturing parts and materials. Cost is determined on a first-in, first-out basis for refurbished parts and an average cost basis for all other inventories and includes the cost of raw materials and labor for finished goods. We record a reserve for excess and obsolete inventory based upon specific identification of items based on periodic reviews of inventory on hand.

(g)	Property, plant and equipment:

Property, plant and equipment are carried at cost less accumulated depreciation. Major betterments are capitalized. Repairs and maintenance that do not extend the useful life of equipment are expensed.

Depreciation is provided over the estimated useful life of each asset as follows:

Asset	Basis	Rate

Buildings	straight-line	39 years
Field Equipment
Wireline, optimization and coiled tubing equipment	straight-line	10 years
Gas testing equipment	straight-line	15 years
Drilling rigs	straight-line	20 years
Well-servicing rigs	straight-line	10 to 25 years
Pressure pumping equipment	straight-line	10 years
Office furniture and computers	straight-line	3 to 7 years
Leasehold improvements	straight-line	Shorter of 5 years or the life of the lease
Vehicles and other equipment	straight-line	3 to 10 years

(h)	Intangible assets:

Intangible assets, consisting of acquired customer relationships, service marks, non-compete agreements, acquired patents and technology, are carried at cost less accumulated amortization, which is calculated on a straight-

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

line basis over a period of 2 to 10 years depending on the asset’s estimated useful life. The weighted average amortization period for these intangible assets was approximately 5 years as of December 31, 2007.

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

We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, pursuant to which we would record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation is incurred associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Furthermore, we would record a corresponding asset to depreciate over the contractual term of the underlying asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. There were no significant retirement obligations recorded at December 31, 2007 and 2006.

(k)	Deferred financing costs:

Deferred financing costs associated with long-term debt under revolving credit facilities and senior notes are carried at cost and are expensed over the term of the applicable long-term debt facility or the term of the notes.

(l)	Goodwill:

Goodwill represents the excess of costs over the fair value of the assets and liabilities of businesses acquired. We apply the provisions of SFAS No. 142, which requires an impairment test at least annually or more frequently if indicators of impairment are present, whereby we estimate the fair value of the asset by discounting future cash flows at a projected cost of capital rate. If the fair value estimate is less than the carrying value of the asset, an additional test is required whereby we apply a purchase price analysis consistent with that described in SFAS No. 141. If impairment is still indicated, we would record an impairment loss in the current reporting period for the amount by which the carrying value of the intangible asset exceeds its implied fair value, as described in SFAS No. 142. We recorded an impairment loss for the year ended December 31, 2007. See Note 17, Segment Information and Note 2, Significant Accounting Policies — Fair Value Measurement. Based upon this testing, goodwill was not deemed to be impaired during the years ended December 31, 2006 and 2005.

(m)	Deferred income taxes:

We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amount and tax basis of our assets and liabilities and measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. We record a valuation reserve when we believe that it is more likely than not that any deferred tax asset created will not be realized.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, bank operating loans, accounts payable and accrued liabilities, long-term debt, convertible debentures and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At December 31, 2007, the fair value of these notes was $627,250, based on the published closing price. At December 31, 2006, the fair value of these notes was deemed to approximate the face value of the notes due to the relatively short period between the date of issuance and December 31, 2006.

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

We have stock-based compensation plans for our employees, officers and directors to acquire common stock. For grants of stock options prior to January 1, 2006, stock options were accounted for under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation expense was recorded if stock options were issued at fair value on the date of grant. Accordingly, we did not recognize compensation expense associated with these stock option grants which would have been required under SFAS No. 123. We adopted SFAS No. 123R on January 1, 2006. Pursuant to SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. We applied the modified- prospective transition method to account for grants of stock options between September 30, 2005, the date of our initial filing with the Securities and Exchange Commission, and December 31, 2005. For stock options granted on or after January 1, 2006, we use the prospective transition method of SFAS No. 123R to account for these grants and record compensation expense. See Note 14, Stockholders’ Equity.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(s)	Measurement uncertainty:

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in accordance with U.S. GAAP necessarily requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates including those related to bad debts, inventory obsolescence, property plant and equipment useful lives, goodwill, intangible assets, income taxes, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Under different assumptions or conditions, the actual results could differ, possibly materially, from those previously estimated. Many of the conditions impacting these assumptions are estimates outside of our control.

(t)	Fair Value Measurement:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” a pronouncement which provides guidance for using fair value to measure assets and liabilities by providing a definition of fair value, stating that fair value should be based upon assumptions market participants would use to price an asset or liability, and establishing a hierarchy that prioritizes the information used to determine fair value, whereby quoted market prices in active markets would be given highest priority with lowest priority given to data provided by the reporting entity based on unobservable facts. SFAS No. 157 requires disclosure of significant fair value measurements by level within the prescribed hierarchy. We adopted SFAS No. 157 on January 1, 2007, and have applied its guidance prospectively.

We generally apply fair value valuation techniques on a non-recurring basis associated with: (1) valuing assets and liabilities acquired in connection with business combinations accounted for pursuant to SFAS No. 141; (2) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142; and (3) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144. We generally do not hold trading securities, and we were not party to significant derivative contract arrangements during the year ended December 31, 2007. We evaluated our long-lived assets in accordance with SFAS No. 144 and determined that our long-lived assets were not impaired as of December 31, 2007. We evaluated our acquisition transactions completed during 2007 in accordance with SFAS No. 141 and determined that these acquired businesses were not significant to our overall financial statement presentation at December 31, 2007, and thus were not subject to the disclosure requirements of SFAS No. 157. We evaluated our goodwill and indefinite-lived intangible assets in accordance with the recoverability tests prescribed by SFAS No. 142 and determined that the goodwill associated with one of our reportable units, our Canadian completion and production services business, was deemed to be impaired as of the testing date.

In performing the two-step goodwill impairment test prescribed by SFAS No. 142, we compared the fair value of each of our reportable units to its carrying value. We estimated the fair value of our reportable units by considering both the income approach and market approach. Under the market approach, the fair value of the reportable unit is based on market multiple and recent transaction values of peer companies. Under the income approach, the fair value of the reportable unit is based on the present value of estimated future cash flows using the discounted cash flow method. The discounted cash flow method is dependent on a number of unobservable inputs including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Based upon this analysis, we determined that goodwill associated with our Canadian operation was impaired as of the test date, which triggered step two. For step two, we calculated the implied fair value of goodwill and compared it to the carrying amount of that goodwill, by examining the fair value of the tangible and intangible property of this reportable unit. The inputs for this model were largely unobservable estimates from management based on historical performance. Due to modifications and the highly customized nature of the property, plant and equipment of this reportable unit, collecting specific market price data to assess the fair value of these assets was not feasible, although general market data was obtained. Thus, the primary source for our assessment of value was based on management’s estimates and projections. The result of this analysis was a calculated goodwill impairment

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

of $13,360 for this reportable unit, of which $13,094 was recorded as an impairment loss in the accompanying statement of operations at December 31, 2007. This impairment charge was allocated entirely to the completion and production services business segment and was deemed necessary due to an overall decline in oil and gas exploration and production activity in Canada. Of the goodwill maintained on the books of our Canadian subsidiary, the majority was derived from acquisition transactions which occurred prior to the Combination in September 2005. We intend to continue to hold our investment in our Canadian operation for the foreseeable future.

The following tabular presentation is presented in accordance with SFAS No. 157 for quantitative presentation of our significant fair value measurements at December 31, 2007:

		Quoted Prices in
	Carrying Value	Active Markets for	Significant Other	Significant
	Prior to Impairment	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	Charge	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	573,848	—	—	$560,488	$(13,360)

	573,848	—	—	$560,488	$(13,360)

In accordance with SFAS No. 142, goodwill with a carrying amount of $573,848 was written down to its implied fair value of $560,488, resulting in an impairment charge of $13,360, of which $13,094 was recorded as an impairment loss and $266 was recorded as a charge to cumulative translation adjustment in the accompanying balance sheet as of December 31, 2007.

3.	Business combinations:

(a)	Acquisitions During the Year Ended December 31, 2007:

During the year ended December 31, 2007, we acquired substantially all the assets or all of the equity interests in six oilfield service businesses, and the remaining 50% interest in our Canadian joint venture, for $49,691 in cash, resulting in goodwill of $19,391. Several of these acquisitions are subject to final working capital adjustments. These acquisitions in 2007 were as follows:

(i) On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado, which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.

(ii) On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.

(iii) On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas, which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.

(iv) On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado, which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.

(v) On October 18, 2007, we acquired all of the outstanding common stock of a company located in Kilgore, Texas, which provides remedial cement and acid services used in pressure pumping operations to customers throughout the east Texas region. This acquisition supplements our pressure pumping business and expands our presence in east Texas.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(vi) On November 30, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which is an e-line service provider to customers in the Wattenberg Field of the DJ Basin. This acquisition supplements our completion and production services business in the Rocky Mountain region.

(vii) On December 31, 2007, we acquired the remaining 50% interest in our joint venture in Canada for approximately $1,600. This transaction resulted in a decrease in goodwill of $595, as the amount paid was less than the minority interest liability related to this operation just prior to the acquisition. This company provides optimization services in the Canadian market.

We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment. We do not deem these acquisitions to be significant to our consolidated operations for the year ended December 31, 2007. The following table summarizes our preliminary purchase price allocations for these acquisitions as of December 31, 2007, several of which are yet to be finalized:

Net assets acquired:
Property, plant and equipment	$25,081
Non-cash working capital	1,397
Minority interest liability	2,188
Intangible assets	2,144
Long-term deferred tax liabilities	(510)
Goodwill	19,391

Net assets acquired	$49,691

Consideration:
Cash, net of cash and cash equivalents acquired	$49,691

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

(b)	Acquisitions During the Year Ended December 31, 2006:

(i)	Outpost Office Inc. (“Outpost”):

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On July 28, 2006, we acquired all of the outstanding equity interests of the Turner Group of Companies (Turner Energy Services, LLC, Turner Energy SWD, LLC, T. & J. Energy, LLC, T. & J. SWD, LLC and Lloyd Jones Well Service, LLC) for $54,328 in cash, after a final working capital adjustment, and recorded goodwill totaling $16,046. The Turner Group of Companies (“Turner”) is based in the Texas panhandle in Canadian, Texas, and owns a fleet of well service rigs, and provides other wellsite services such as fishing, equipment rental, fluid handling and salt water disposal services. We included the accounts of Turner in our completion and production services business segment and believe that Turner supplements our completion and production business in the Mid-continent region.

(vi)	Quinn Well Control Ltd. (“Quinn”):

On July 31, 2006, we acquired certain assets of Quinn Well Control Ltd., a slick line business located in Grande Prairie, Alberta, Canada, for $8,876 in cash and recorded goodwill of $4,247. We included the accounts of Quinn in our completion and production services business segment. We believe this acquisition enhances our Canadian slick-line business and expands our geographic reach in northern Alberta and northeast British Columbia.

(vii)	Pinnacle Drilling Co., L.L.C. (“Pinnacle”):

On August 1, 2006, we acquired substantially all of the assets of Pinnacle Drilling Co., L.L.C., a drilling company located in Tolar, Texas, for $31,703 in cash and recorded goodwill totaling $1,049. In addition, we paid $1,073 in cash related to this equipment during the fourth quarter of 2006. In 2007, we received $579 from the seller related to certain pre-acquisition contingencies, resulting in a decrease in goodwill. Pinnacle operates three drilling rigs, two in the Barnett Shale region in north Texas and one in east Texas. We included the accounts of Pinnacle in our drilling services business segment. We believe this acquisition increased our presence in the Barnett Shale of north Texas and the Bossier Trend of east Texas and expands our capacity to drill deep and horizontal wells, which are sought by our customers in this region.

(viii)	Oilfield Airfoam and Rentals I, LP (“Airfoam”):

On August 15, 2006, we acquired substantially all of the assets of Oilfield Airfoam and Rentals I, LP, a fishing and rental services business located in Pocola, Oklahoma, with operations in eastern Oklahoma and western

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Arkansas, for $6,939 in cash and recorded goodwill totaling $3,115. We paid an additional $1,180 in cash for capital equipment in process at the time of the acquisition but not received until October 2006. We included Airfoam in our completion and production services business segment. We believe this acquisition complements our completion services business in the Fayetteville Shale.

(ix)	Scientific Microsystems Inc. (“SMI”):

On August 31, 2006, we acquired all the outstanding common stock of Scientific Microsystems, Inc., for $2,900 in cash at closing, with a potential to pay an additional $200 subject to a final working capital adjustment, and recorded goodwill totaling $1,774. SMI is located in Waller, Texas, and is a manufacturer of a conventional line of plunger lift systems and related controllers, and a provider of related engineering services. In 2007, we paid $800 pursuant to an earn-out agreement with the former owners of SMI, based upon certain defined operating targets for the period from the date of acquisition through September 30, 2007. We included SMI in our completion and production services business segment. We believe the artificial lift systems manufactured by SMI complements our proprietary Pacemaker Plungertm product.

(x)	Drilling Fluid Services, LLC (“DFS”) and KCL Company, LLC (“KCL”):

On September 15, 2006, we acquired substantially all of the assets of Drilling Fluid Services, LLC and KCL Company, LLC, each of which is located in Greeley, Colorado, and provide chemicals used for completion services to customers in the Wattenberg Field of the Denver-Julesburg Basin in Colorado. We paid a total of $4,250 in cash, or $2,125 each, to acquire DFS and KCL, and recorded goodwill of $1,872 and $1,847, respectively. We have included the operations of DFS and KCL in our completion and production services business segment. We believe these companies complement our completion and production services business in the Rocky Mountain region.

(xi)	Anderson Water Well Service, Ltd. (“Anderson”):

On September 29, 2006, we acquired substantially all of the assets of Anderson Water Well Service, Ltd., located in Bridgeport, Texas, for $10,760 in cash and we recorded goodwill totaling $7,914. In addition, we issued 38,268 shares of our non-vested restricted stock to the former owners of Anderson, valued at the closing price of our common stock on September 29, 2006, or an aggregate of $755, which will be expensed ratably through September 29, 2008. Anderson drills wells to source water used for hydraulic fractures in the Barnett Shale. We have included the operations of Anderson in our completion and production services business segment. We believe the acquisition of Anderson strengthens our current water well-drilling business in the Barnett Shale area.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

On November 8, 2006, we acquired Pumpco Services, Inc., a provider of pressure pumping services in the Barnett Shale play of north Texas, which owns and operates a fleet of pressure pumping units. Consideration for the acquisition included $144,635 in cash, net of cash received, and the issuance of 1,010,566 shares of our common stock, which was valued at the closing price listed on the New York Stock Exchange on November 8, 2006. The number of shares issued was negotiated with the seller, a related party. A fairness opinion was obtained from a third-party as to the value assigned to the common stock of Pumpco, which was used by us to negotiate the purchase price. In addition, Pumpco had debt outstanding of approximately $30,250 at the time of the acquisition. We recorded goodwill totaling $148,551 associated with this acquisition. We included the accounts of Pumpco in our completion and production services business segment from the date of acquisition. This acquisition allowed us to enter the pressure pumping business in the active Barnett Shale region of north Texas. In 2007, we reclassified $2,017 of the goodwill associated with the Pumpco acquisition to identifiable intangible assets and began amortizing this cost over the estimated lives of the related intangible assets. In addition, we reduced the goodwill balance by an additional $3,136 related to deferred tax liabilities which were deemed no longer necessary based on our 2006 tax return filings in 2007.

Results for each of these acquisitions have been included in our accounts and results of operations since the date of acquisition. The following tables summarize the purchase price allocations as of December 31, 2006 by geographic area, as indicated.

Texas — US:	CHB	Pinnacle	Anderson	SMI	Brothers	Pumpco	Totals

Net assets acquired:
Property, plant and equipment	$4,319	$31,452	$2,842	$169	$4,201	$45,976	$88,959
Non-cash working capital	—	—	—	564	(424)	5,441	5,581
Intangible assets	332	275	4	393	300	1,000	2,304
Deferred tax liabilities	—	—	—	—	—	(4,659)	(4,659)
Goodwill	8087	1,049	7,914	1,774	2,859	148,551	170,234

Net assets acquired	$12,738	$32,776	$10,760	$2,900	$6,936	$196,309	$262,419

Consideration:
Cash, net of cash and cash equivalents acquired	$12,738	$32,776	$10,760	$2,900	$6,936	$144,635	$210,745
Debt assumed in acquisition	—	—	—	—	—	30,250	30,250
Common stock issued for acquisition (1,010,566 shares)	—	—	—	—	—	21,424	21,424

Total consideration	$12,738	$32,776	$10,760	$2,900	$6,936	$196,309	$262,419

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Mid-continent — US:	Arkoma	Turner	Airfoam	Rosel	Femco	Totals

Net assets acquired:
Property, plant and equipment	$6,099	$31,313	$4,829	$5,615	$20,226	$68,082
Non-cash working capital	2,496	6,914	—	379	4,426	14,215
Intangible assets	414	55	175	341	150	1,135
Deferred tax liabilities	—	—	—	(1,845)	—	(1,845)
Goodwill	8,993	16,046	3,115	7,997	11,189	47,340

Net assets acquired	$18,002	$54,328	$8,119	$12,487	$35,991	$128,927

Consideration:
Cash, net of cash and cash equivalents acquired	$18,002	$54,328	$8,119	$11,953	$35,991	$128,393
Debt assumed in acquisition	—	—	—	534	—	534

Total consideration	$18,002	$54,328	$8,119	$12,487	$35,991	$128,927

	Rocky Mountains — US				Canada
Other:	Outpost	KCL	DFS	Jim Lee	Quinn	Totals

Net assets acquired:
Property, plant and equipment	$4,297	$225	$200	$1,008	$4,066	$9,796
Non-cash working capital	(225)	—	—	—	45	(180)
Intangible assets	122	53	53	150	518	896
Goodwill	2,348	1,847	1,872	3,842	4,247	14,156

Net assets acquired	$6,542	$2,125	$2,125	$5,000	$8,876	$24,668

Consideration:
Cash, net of cash and cash equivalents acquired	$6,542	$2,125	$2,125	$5,000	$8,876	$24,668

		Mid-	Rocky
Overall Summary:	Texas	Continent	Mountains	Canada	Totals

Net assets acquired:
Property, plant and equipment	$88,959	$68,082	$5,730	$4,066	$166,837
Non-cash working capital	5,581	14,215	(225)	45	19,616
Intangible assets	2,304	1,135	378	518	4,335
Deferred tax liabilities	(4,659)	(1,845)	—	—	(6,504)
Goodwill	170,234	47,340	9,909	4,247	231,730

Net assets acquired	$262,419	$128,927	$15,792	$8,876	$416,014

Consideration:
Cash, net of cash and cash equivalents acquired	$210,745	$128,393	$15,792	$8,876	$363,806
Debt assumed in acquisition	30,250	534	—	—	30,784
Common stock issued for acquisition (1,010,566 shares)	21,424	—	—	—	21,424

Total consideration	$262,419	$128,927	$15,792	$8,876	$416,014

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(c)	Acquisitions During the Year Ended December 31, 2005:

(i)	The Combination:

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

On November 1, 2005, we acquired all of the outstanding equity interests of the Big Mac group of companies (Big Mac Transports, LLC, Big Mac Tank Trucks, LLC and Fugo Services, LLC) for $40,800 in cash. Big Mac is based in McAlester, Oklahoma, and provides fluid handling services primarily to customers in eastern Oklahoma and western Arkansas. The purchase price was adjusted for actual working capital and reimbursable capital expenditures during 2006 resulting in a reduction of goodwill of $528. Goodwill resulting from this transaction was allocated entirely to the completion and production services business segment. We included the operating results of Big Mac in the completion and production services business segment from the date of acquisition. We believe that this acquisition provided a platform to enter the eastern Oklahoma market and new Fayetteville Shale play in Arkansas.

(c)	Wolsey Well Service, LP (“Wolsey”):

On December 15, 2005, we acquired the well servicing assets of Wolsey, a well operating company with a fleet of five well servicing rigs based in Bowie, Texas, for $6,500 in cash. Of the total purchase price, $3,500 was

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

allocated to property, plant and equipment. Goodwill of $3,000 resulted from this transaction and has been allocated entirely to the completion and production services business segment. The results of operations of Wolsey were included in the completion and production services business segment since the date of acquisition.

Results for each of these acquisitions have been included in our accounts and results of operations since the date of acquisition. The following table summarizes the purchase price allocations for these 2005 post-Combination acquisitions as of December 31, 2005:

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

On February 11, 2005, we acquired all of the common shares of Parchman in a business combination accounted for as a purchase. Parchman performs coiled tubing services, well testing services, snubbing services and wireline services in Louisiana, Texas, Wyoming and Mexico. The results of operations for Parchman were included in our accounts from the date of acquisition. In addition, the purchase agreement provided for the issuance of up to 1,000,000 shares of our common stock as contingent consideration over the period from the date of acquisition to December 31, 2005 based on our operating results for operations in the United States. These shares were issued in March 2006 at a share value that approximated our initial public offering price, resulting in additional goodwill on the transaction. Goodwill at the date of closing was $20,255 and was allocated entirely to the completion and production services segment. Intangible assets included customer relationships and patents that are being amortized over a 3-to-5 year period. We awarded 344,664 shares of non-vested restricted common stock to certain former Parchman employees, which vest over a three-year term. These restricted shares vested on or before December 31, 2007 or were forfeited. We expensed amounts associated with these restricted shares of $426, $630 and $980 for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)	Premier Integrated Technologies (“Premier”):

On January 1, 2005, we acquired a 50% interest in Premier in a business combination accounted for as a purchase. Premier provides optimization services in Alberta, British Columbia and Saskatchewan. We consolidate Premier, including results of operations, in our accounts from the date of acquisition and have recorded the minority interest ownership. Goodwill of $997 resulted from this acquisition and was allocated entirely to the completion and production services segment. On December 31, 2007, we acquired the remaining 50% interest in Premier, resulting in a decrease in goodwill of $595.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(c)	Roustabout Specialties Inc. (“RSI”):

On July 7, 2005, we acquired all of the common shares of RSI in a business combination accounted for as a purchase. RSI is a field services and rental company headquartered in Grand Junction, Colorado, with a primary service area of operation in the Piceance Basin of western Colorado. The results of operations for RSI were included in our accounts from the date of acquisition. Goodwill of $3,073 resulted from the acquisition and was allocated entirely to the completion and production services segment.

Results for each of these acquisitions have been included in our accounts and results of operations since the date of acquisition. The following table summarizes the purchase price allocations for these 2005 pre-Combination acquisitions as of December 31, 2005:

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

We calculated the pro forma impact of the businesses we acquired on our operating results for the years ended December 31, 2007 and 2006. The following pro forma results give effect to each of these acquisitions, assuming that each occurred on January 1, 2007 and 2006, as applicable.

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

	Pro Forma Results
	For the Year Ended
	December 31,
	2007	2006

Revenue	$1,666,530	$1,443,274
Income before taxes and minority interest	$257,920	$267,810
Net income from continuing operations	$164,071	$169,597
Earnings per share:
Basic	$2.28	$2.58

Diluted	$2.24	$2.49

4.	Accounts receivable:

	2007	2006

Trade accounts receivable	$272,115	$260,733
Related party receivables(a)	8,823	12,478
Unbilled revenue	41,989	27,096
Notes receivable	3,378	78
Other receivables	8,117	3,810

	334,422	304,195
Allowance for doubtful accounts	5,737	2,431

	$328,685	$301,764

(a)	See Note 21, Related Party Transactions.

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005:

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged	or	End of
Year Ended	of Period	to Expense	Adjustments	Period

2007	$2,431	$7,277	$(3,971)	$5,737
2006	$1,872	$2,329	$(1,770)	$2,431
2005	$543	$1,332	$(3)	$1,872

5.	Inventory:

	2007	2006

Finished goods	$49,716	$38,877
Manufacturing parts, materials and fuel	9,772	6,772

	59,488	45,649
Inventory reserves	2,420	1,719

	$57,068	$43,930

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Property, plant and equipment:

		Accumulated	Net Book
December 31, 2007	Cost	Depreciation	Value

Land	$9,259	$—	$9,259
Building	17,667	1,545	16,122
Field equipment	1,073,939	244,985	828,954
Vehicles	97,217	22,774	74,443
Office furniture and computers	12,635	4,296	8,339
Leasehold improvements	17,384	1,708	15,676
Construction in progress	81,902	—	81,902

	$1,310,003	$275,308	$1,034,695

		Accumulated	Net Book
December 31, 2006	Cost	Depreciation	Value

Land	$5,816	$—	$5,816
Building	7,140	840	6,300
Field equipment	746,314	128,553	617,761
Vehicles	63,687	14,152	49,535
Office furniture and computers	9,891	2,712	7,179
Leasehold improvements	12,895	1,164	11,731
Construction in progress	73,381	—	73,381

	$919,124	$147,421	$771,703

Construction in progress at December 31, 2007 and 2006 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the years ended December 31, 2007 and 2006, we recorded capitalized interest of $3,922 and $2,058, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

7.	Intangible assets:

		As of December 31, 2007			As of December 31, 2006
		Historical	Accumulated	Net Book	Historical	Accumulated	Net Book
Description	Term	Cost	Amortization	Value	Cost	Amortization	Value
	(In months)

Patents and trademarks	60 to 120	$4,026	$937	$3,089	$2,762	$360	$2,402
Contractual agreements	24 to 120	10,123	4,413	5,710	6,839	2,564	4,275
Customer lists and other	36 to 60	3,387	1,392	1,995	1,787	699	1,088

Totals		$17,536	$6,742	$10,794	$11,388	$3,623	$7,765

We recorded amortization expense associated with intangible assets of continuing operations totaling $3,121, $1,865 and $1,428 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect to record amortization expense associated with these intangible assets for the next five years approximating: 2008 — $3,177; 2009 — $2,668; 2010 — $2,201; 2011 — $1,806; and 2012 — $942.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Deferred financing costs:

		Accumulated	Net
	Cost	Amortization	Book Value

December 31, 2007
Deferred financing costs	$16,649	$2,455	$14,194

December 31, 2006
Deferred financing costs	$16,276	$547	$15,729

We incurred deferred financing costs during 2006 related to the issuance of our senior notes in December 2006 totaling $13,414 and $718 associated with the amendment of our existing term loan and revolving credit facility.

We assumed the debt of Pumpco upon acquisition on November 11, 2006. In December 2006, we retired all outstanding borrowings under the Pumpco term loan facility and incurred a $170 charge to expense the remaining unamortized deferred financing costs. For the year ended December 31, 2005, we expensed unamortized deferred financing costs totaling $3,315 associated with debt facilities which were retired on September 12, 2005 with the proceeds from our then-existing $580,000 term loan and revolving credit facility.

9.	Taxes:

Tax expense (benefit) from continuing operations consisted of:

	2007	2006	2005

Domestic:
Current income taxes	$48,494	$43,396	$11,653
Deferred income taxes	40,869	29,221	18,557

	89,363	72,617	30,210
Foreign:
Current income taxes	7,148	3,585	3,469
Deferred income taxes (benefit)	(2,770)	1,686	(564)

	4,378	5,271	2,905

Tax expense — continuing operations	$93,741	$77,888	$33,115

We operate in several tax jurisdictions. A reconciliation of the U.S. federal income tax rate of 35% for the years ended December 31, 2007, 2006 and 2005 to our effective income tax rate follows:

	2007	2006	2005

Expected provision for taxes:	$89,158	$75,293	$29,547
Increase (decrease) resulting from foreign tax rate differential	2,626	(1,756)	(59)
Decrease in foreign deferred taxes	(760)	—	—
State taxes, net of federal benefit	6,961	5,486	2,190
Non-deductible expenses	(2,296)	(1,282)	1,169
Other, net	(1,948)	147	268

Tax expense — continuing operations	$93,741	$77,888	$33,115

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The net deferred income tax liability from continuing operations was comprised of the tax effect of the following temporary differences:

	2007	2006

Deferred income tax assets:
Net operating loss	$445	$686
Intangible assets	3,745	3,080
Stock-based compensation costs	3,843	1,636

	8,033	5,402
Less valuation allowance	(290)	(747)

	7,743	4,655

Deferred income tax liabilities:
Property, plant and equipment	(121,460)	(85,110)
Goodwill	(10,467)	(7,487)
Other	(4,720)	(2,863)

	(136,647)	(95,460)

Net deferred income tax liability	$(128,904)	$(90,805)

The net deferred income tax liability consisted of:

	2007	2006

Domestic	$(121,138)	$(80,269)
Foreign	(7,766)	(10,536)

	$(128,904)	$(90,805)

Net operating loss carryforwards are included in the determination of our deferred tax asset at December 31, 2007. We will need to generate future taxable income of approximately $1,534 in order to fully utilize our net operating loss carryforwards. We had U.S. loss carryforwards of $1,599 at December 31, 2005 which had been fully utilized as of December 31, 2006. We have a $1,534 foreign non-capital loss carryforward at December 31, 2007, compared to $2,131 at December 31, 2006.

No deferred income taxes were provided on approximately $19,057 of undistributed earnings of foreign subsidiaries as of December 31, 2007, as we intend to indefinitely reinvest these funds. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual distribution of these earnings after consideration of available foreign tax credits.

We adopted FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” referred to as “FIN 48,” as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions that may have been taken by an entity. Specifically, FIN 48 prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement. This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes. Under FIN 48, if a tax position previously failed the more-

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met. Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period in which the threshold is no longer met.

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements during the year ended December 31, 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2003 to 2006 remain open for examination by taxing authorities.

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations. We did not record any significant amounts related to penalties and interest during the years end December 31, 2007, 2006 or 2005.

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

On September 12, 2005, we retired all amounts outstanding under these bank operating loans with proceeds from borrowings under a $580,000 term loan and revolving credit facility. See Note 12, Long-term Debt.

11.	Notes payable:

On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee of $600. We amortized the prepaid asset to expense over the policy term, and incurred finance charges totaling $268 as interest expense related to this arrangement during 2006. This policy was renewed for the policy term beginning December 1, 2006 through November 30, 2007, pursuant to which we recorded a note payable and an offsetting prepaid asset totaling $17,087 as of December 31, 2006, which included a broker’s fee of approximately $600. Of this liability, $10,190 was paid on January 5, 2007, and the remainder was paid during the policy term. We entered into a new arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee of approximately $625. Of this prepaid asset, $3,257 was recorded as a long-term asset at December 31, 2007. We expect to incur a finance fee of $289 related to this policy renewal and to repay this note payable prior to December 31, 2008.

12.	Long-term debt:

The following table summarizes long-term debt as of December 31, 2007 and 2006:

	2007	2006

U.S. revolving credit facility(a)	$160,000	$78,668
Canadian revolving credit facility(a)	12,219	17,575
8% senior notes(b)	650,000	650,000
Subordinated seller notes(c)	3,450	3,450
Capital leases and other(d)	993	1,948

	826,662	751,641
Less: current maturities of long-term debt and capital leases	675	1,064

	$825,987	$750,577

(a)	Concurrent with the consummation of the Combination on September 12, 2005, we entered into a credit agreement related to a syndicated senior secured credit facility (the “Credit Facility”) pursuant to which all bank debt held by IPS, CES and IEM was repaid and replaced with the proceeds from the Credit Facility. The Credit Facility was comprised of a $420,000 term loan credit facility that was to mature in September 2012, a U.S. revolving credit facility of $130,000 that was to mature in September 2010, and a Canadian revolving credit facility of $30,000 that was to mature in September 2010. Interest on the Credit Facility was to be determined by reference to the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 1.25% to 2.75% (depending on the ratio of total debt to EBITDA, as defined in the agreement) for revolving advances and a margin of 2.75% for term loan advances. Interest on advances under the Canadian revolving facility was to be calculated at the Canadian Prime Rate plus a margin of 0.25% to 1.75%. Quarterly principal repayments of 0.25% of the original principal amount were required for the term loans, which commenced in December 2005. The agreement governing the Credit Facility contains covenants restricting the levels of certain transactions including: entering into certain loans, the granting of certain liens, capital expenditures, acquisitions, distributions to stockholders, certain asset dispositions and operating leases. The Credit Facility is secured by substantially all of our assets.

On March 29, 2006, our lenders amended and restated the agreement governing the Credit Facility to provide for, among other things: (1) an increase in the amount of the U.S. revolving credit facility to $170,000 from $130,000; (2) an increase in the level of capital expenditures permitted under the agreement for the years ended December 31, 2006 and 2007; (3) a waiver of the requirement to prepay up to $50,000 of term debt using the first $100,000 of proceeds from an equity offering in 2006; and (4) a reduction in the Eurocurrency margin on the term loan to LIBOR plus 2.50%. In addition, at any time prior to the maturity of the facility, and as long as no default or event of default has occurred (and is continuing), we had the right to increase the aggregate

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

commitments under the amended Credit Facility agreement by a total of up to $150,000, subject to receiving commitments from one or more lenders totaling this amount. On October 20, 2006, we exercised the accordion feature of our Credit Facility and received authorization from our lenders to increase the commitment of our U.S. revolving credit facility from $170,000 to $310,000 and to increase the commitment of our Canadian revolving credit facility from $30,000 to $40,000. There were no other significant modifications to the terms or restrictive debt covenants of our Credit Facility at that time.

On April 28, 2006, we repaid all outstanding borrowings under our U.S. revolving credit facility using a portion of the proceeds from our initial public offering totaling $127,500. See Note 14, Stockholders’ Equity. Subsequently, we borrowed and repaid amounts under the swingline portion of this U.S. revolving facility, resulting in a net borrowing of $160,000 as of December 31, 2007.

On December 6, 2006, we amended and restated our existing senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provided for a $310,000 U.S. revolving credit facility that matures in 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in 2011. In addition, certain portions of the credit facilities are available to be borrowed in U.S. Dollars, Canadian Dollars, Pounds Sterling, Euros and other currencies approved by the lenders.

On October 19, 2007, we amended and restated the Credit Agreement with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions, to increase the U.S revolving credit facility to $360,000 and to include a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of December 31, 2007.

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

If an event of default exists under the Credit Agreement, as defined therein, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. While an event of default is continuing, advances will bear interest at the then-applicable rate plus 2%.

All borrowings outstanding under the term loan portion of the amended Credit Agreement bore interest at 7.66% through 2006 until the term loan was retired in December 2006. There were no borrowings outstanding under the term loan portion of the facility at December 31, 2007. Borrowings under the U.S. revolving facility bore interest at rates ranging from 6.45% to 7.50% and the Canadian revolving credit facility bore interest at 6.25% at December 31, 2007. For the years ended December 31, 2007 and 2006, the weighted average interest rates on average borrowings under the amended Credit Facility were approximately 6.56% and 7.48%, respectively. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $37,929 which reduced the available borrowing capacity as of December 31, 2007. We incurred fees of 1.25% of the total amount outstanding under letter of credit arrangements through December 31, 2007. Our available borrowing capacity under the U.S. and Canadian revolving facilities at December 31, 2007 was $162,071 and $27,780, respectively.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. The notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15, of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; and (5) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. We used the net proceeds from this note issuance to repay all outstanding borrowings under the term loan portion of our credit facility which totaled approximately $415,800, to repay all of the outstanding indebtedness assumed in connection with the acquisition of Pumpco which totaled approximately $30,250 and to repay approximately $192,000 of the outstanding indebtedness under the U.S. revolving credit portion of the credit facility. On June 15, 2007 and December 15, 2007, we paid $27,300 and $26,000, respectively, in connection with our scheduled semi-annual interest payments pursuant to these notes.

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of these notes for publicly traded notes on July 25, 2007. On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(d)	Included in other outstanding debt at December 31, 2007 was: (1) capital leases totaling $224 which are collateralized by specific assets and bear interest at various rates averaging approximately 10% for the years ended December 31, 2007 and 2006; (2) a $205 mortgage loan related to property in Wyoming, which requires annual principal payments of approximately $60, accrues interest at 6.0% and matures in 2012; and (3) loans totaling $564 related to equipment purchases with terms of 12 to 60 months and extending through September 2010.

At December 31, 2007, principal maturities under our long-term debt facilities (including capital leases) for the next five years were: 2008 — $675; 2009 — $3,659; 2010 — $84; 2011 — $172,244; and 2012 — $0. Our senior notes mature in 2016, at a face value of $650,000.

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

(a)	Authorized Share Capital:

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the pro forma impact of our initial public offering on earnings per share for the years ended December 31, 2006 and 2005, assuming the 13,000,000 shares had been issued on January 1, 2005. No pro forma adjustments have been made to net income as reported.

	For the Year Ended
	December 31,
	2006	2005

Net income as reported	$139,086	$53,862
Basic earnings per share, as reported:
Continuing operations	$2.09	$1.09
Discontinued operations	$0.02	$0.07

	$2.11	$1.16

Basic earnings per share, pro forma:
Continuing operations	$1.97	$0.85
Discontinued operations	$0.02	$0.05

	$1.99	$0.90

Diluted earnings per share, as reported:
Continuing operations	$2.02	$1.00
Discontinued operations	$0.02	$0.06

	$2.04	$1.06

Diluted earnings per share, pro forma:
Continuing operations	$1.91	$0.80
Discontinued operations	$0.02	$0.05

	$1.93	$0.85

(e)	Stock-based Compensation:

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

Beginning January 1, 2006, upon adoption of SFAS No. 123R, we began to recognize expense related to these option grants over the applicable vesting period. For the years ended December 31, 2007 and 2006, the compensation expense recognized related to these stock options was $307 for each year, which reduced net income by $200 and $195, respectively. There was no impact on basic and diluted earnings per share from continuing operations as reported for the years ended December 31, 2007 and 2006 attributable to the compensation expense recognized related to these stock options. The unrecognized compensation costs related to the non-vested portion of these awards was $270 as of December 31, 2007, and will be recognized over the remaining term of the respective three-year vesting periods.

(iii)	Employee Stock Options Granted On or After January 1, 2006:

For grants of stock-based compensation on or after January 1, 2006, we apply the prospective transition method under SFAS No. 123R, whereby we recognize expense associated with new awards of stock-based compensation ratably, as determined using a Black-Scholes pricing model, over the expected term of the award.

During the years ended December 31, 2007 and 2006, the Compensation Committee of our Board of Directors authorized the grant of 925,700 and 1,008,900 employee stock options, respectively, 56,800 and 64,800 non-vested restricted shares issuable to our officers and employees, respectively, and 38,268 non-vested restricted shares issuable in connection with an acquisition in September 2006. These stock options and non-vested shares were issued pursuant to this authorization in the respective years. In addition, in November 2006, we assumed the stock option plan of Pumpco, which included 145,000 outstanding employee stock options at an exercise price of $5.00 per share. Upon exercise of these Pumpco stock options, we will issue shares of our common stock. Stock option grants in 2007 had an exercise price which ranged from $17.67 to $27.11 per share. The stock option grants in 2006 had an exercise price which ranged from $5.00 to $24.00 per share. The exercise price represented the fair market value of the shares on the date of grant, except for the Pumpco shares issued at $5.00 per share in November 2006, which were issued below market price pursuant to the agreed-upon conversion rate negotiated as part of the acquisition. These stock option grants vest ratably over a three- to four-year term. Additionally, the directors received grants of stock based compensation during 2007, which included 40,000 stock options that vest ratably over a three-year period, and 17,144 shares of non-vested restricted stock that vest 100% on May 24, 2008, one year from the date of grant. During 2006, grants to the directors included 40,000 options that vest ratably over a four-year term and 16,672 shares of non-vested restricted stock that vested on April 26, 2007. The weighted average fair values of 2007 and 2006 stock option grants were $6.14 and $9.46 per share, respectively. The fair value of this stock-based compensation was determined by applying a Black-Scholes option pricing model based on the following assumptions:

For the Year Ended December 31,
Assumptions:	2007	2006

Risk-free rate	4.16% to 4.98%	4.73% to 5.02%
Expected term (in years)	2.2 to 5.1	2.1 to 5.1
Volatility	29% to 38%	37% to 38%
Calculated fair value per option	$4.21 to $9.33	$5.51 to $16.67

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the years ended December 31, 2007 and 2006.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $13,703 related to our stock option grants made after January 1, 2006. For the years ended December 31, 2007 and 2006, we have recognized expense related to these stock option grants totaling $4,118 and $1,498, respectively, which represents a reduction of net income before taxes and minority interest. The impact on net income was a reduction of $2,677 and $956, respectively. The unrecognized compensation costs related to the non-vested portion of these awards was $7,948 as of December 31, 2007 and will be recognized over the applicable remaining vesting periods.

The following table summarizes the impact of the adoption of SFAS No. 123R on our results of operations and cash flows for the years ended December 31, 2007 and 2006:

Effect of Adoption
Account Description	of SFAS No. 123R

Year Ended December 31, 2007:
Income from continuing operations	Decrease of $2,876
Income before taxes	Decrease of $4,425
Net income	Decrease of $2,876
Cash flows from operating activities	Decrease of $6,662
Cash flows from financing activities	Increase of $6,662
Earnings per share:
Basic	Decrease of $0.04 per share
Diluted	Decrease of $0.04 per share
Year Ended December 31, 2006:
Income from continuing operations	Decrease of $1,179
Income before taxes	Decrease of $1,848
Net income	Decrease of $1,179
Cash flows from operating activities	Decrease of $2,333
Cash flows from financing activities	Increase of $2,333
Earnings per share:
Basic	Decrease of $0.02 per share
Diluted	Decrease of $0.02 per share

The non-vested restricted shares were granted at fair value on the date of grant. If the restricted non-vested shares are not forfeited, we will recognize compensation expense related to our 2007 and 2006 grants to officers and employees totaling $1,600 and $1,555, respectively, over the three-year vesting period, our grants to directors in 2007 and 2006 totaling $450 and $400, respectively, over a twelve-month vesting period, and our 2006 grants in connection with acquisitions totaling $1,364 over a twenty-four month vesting period.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables provide a roll forward of stock options from December 31, 2004 to December 31, 2007 and a summary of stock options outstanding by exercise price range at December 31, 2007:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price

Balance at December 31, 2004	2,259,396	$3.60
Granted	1,746,309	$7.39
Exercised	(15,082)	$4.11
Cancelled	(478,179)	$4.15

Balance at December 31, 2005	3,512,444	$5.42
Granted	1,008,900	$21.19
Exercised	(506,406)	$3.52
Cancelled	(150,378)	$8.41

Balance at December 31, 2006	3,864,560	$9.67
Granted	925,700	$20.19
Exercised	(934,095)	$4.40
Cancelled	(125,404)	$17.06

Balance at December 31, 2007	3,730,761	$13.36

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	December 31,	Remaining	Exercise	December 31,	Remaining	Exercise
Range of Exercise Price	2007	Life (Months)	Price	2007	Life (months)	Price

$2.00	238,127	17	$2.00	238,127	17	$2.00
$4.48 - $4.80	506,666	22	$4.70	386,250	20	$4.67
$5.00	267,727	44	$5.00	207,231	38	$5.00
$6.69	622,666	87	$6.69	313,825	87	$6.69
$11.66	434,838	93	$11.66	274,415	93	$11.66
$17.60 - $19.87	847,200	109	$19.83	3,000	106	$18.39
$22.55 - $24.07	768,537	100	$23.96	245,459	100	$23.97
$26.26 - $27.11	45,000	104	$26.35	—	—	—

	3,730,761	79	$13.36	1,668,307	59	$8.72

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $16,636 and $8,983, respectively. The total intrinsic value of all vested outstanding stock options at December 31, 2007 was $15,426. Assuming all stock options outstanding at December 31, 2007 were vested, the total intrinsic value of all outstanding stock options would have been $17,211.

(f)	Amended and Restated 2001 Stock Incentive Plan:

On March 28, 2006, our Board of Directors approved an amendment to the 2001 Stock Incentive Plan which increased the maximum number of shares issuable under the plan to 4,500,000 from 2,540,485, pursuant to which we could grant up to 1,959,515 additional shares of stock-based compensation, as of that date, to our directors,

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

officers and employees. On April 12, 2006, stockholders owning more than a majority of the shares of our common stock adopted the amendment to the 2001 Stock Incentive Plan.

(g)	Non-vested Restricted Stock:

In accordance with SFAS No. 123R, we do not present deferred compensation as a contra-equity account, but rather present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At December 31, 2007 and 2006, amounts not yet recognized related to non-vested stock totaled $2,977 and $4,151, respectively, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $1,248 and $2,188 related to grants made in 2007 and 2006, respectively. Compensation expense associated with these grants of non-vested stock is determined as the fair value of the shares on the date of grant, and recognized ratably over the applicable vesting periods. We recognized compensation expense associated with non-vested restricted stock totaling $3,142, $2,738 and $1,751 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes the change in non-vested restricted stock from December 31, 2004 to December 31, 2007:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price

Balance at December 31, 2004	301,982	$3.33
Granted	637,924	$7.03
Vested	(153,736)	$6.36

Balance at December 31, 2005	786,170	$5.74
Granted	145,643	$22.79
Vested	(213,996)	$7.53
Forfeited	(27,744)	$8.39

Balance at December 31, 2006	690,073	$8.67
Granted	96,254	$21.30
Vested	(156,944)	$12.93
Forfeited	(3,512)	$23.50

Balance at December 31, 2007	625,871	$9.46

(h)	Common Shares Issued for Acquisitions:

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

On November 8, 2006, we issued 1,010,566 shares of our common stock as purchase consideration for Pumpco. See Note 21, Related Party Transactions. In connection with this issuance, we recorded common stock and additional paid-in capital totaling $21,424, an issuance price of $21.20 per share which was the closing price of our common stock on November 8, 2006. The number of shares issued was calculated based upon the determined market value of Pumpco’s common stock and the agreed-upon purchase price negotiated with the seller.

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

No warrants related to our common stock were outstanding at December 31, 2007 and 2006.

15.	Earnings per share:

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock, contingent shares, stock warrants and convertible debentures, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Weighted average basic common shares outstanding	71,991	65,843	46,603
Effect of dilutive securities:
Employee stock options	1,078	1,613	743
Non-vested restricted stock	283	313	486
Contingent shares(a)	—	306	—
Stock warrants(b)	—	—	2,824

Weighted average diluted common and potential common shares outstanding	73,352	68,075	50,656

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.

(b)	All outstanding stock warrants were exercised or cancelled as of September 12, 2005, the date of the Combination.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the years ended December 31, 2007, 2006 and 2005. If these potential common shares were included, the impact would have been a decrease in weighted average shares outstanding of 231,233 shares, 41,555 shares and 115,249 shares, respectively, for the years ended December 31, 2007, 2006 and 2005.

16.	Discontinued operations:

In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Although this sale did not represent a material disposition of assets relative to our total assets, the disposal group did represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for the accompanying statements of operations for the years ended December 31, 2006 and 2005. We ceased depreciating the assets of this disposal group in September 2006 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $100.

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

Operating results for discontinued operations for the period January 1, 2006 through October 31, 2006, excluding the loss on the sale of the disposal group, and the year ended December 31, 2005 were as follows:

	Period
	January 1, 2006
	through	Year Ended
	October 31,	December 31,
	2006	2005

Revenue	$37,292	$37,537
Income before taxes and minority interest	$3,393	$3,542
Net income before loss on disposal in 2006	$2,406	$2,941
Net income	$1,803	$2,941

17.	Segment information:

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company.

We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2007, 2006 and 2005. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total

Year Ended December 31, 2007
Revenue from external customers	$1,262,100	$240,377	$152,760	$—	$1,655,237
Inter-segment revenues	$1,148	$3,368	$61,320	$(65,836)	$—
EBITDA, as defined	$404,893	$69,628	$18,443	$(28,136)	$464,828
Depreciation and amortization	$114,139	$17,023	$2,918	$1,881	$135,961

Operating income (loss)	$290,754	$52,605	$15,525	$(30,017)	$328,867
Capital expenditures	$305,940	$60,259	$4,323	$2,032	$372,554
As of December 31, 2007
Segment assets	$1,651,653	$287,563	$89,492	$26,051	$2,054,759
Year Ended December 31, 2006
Revenue from external customers	$873,493	$215,255	$123,676	$—	$1,212,424
Inter-segment revenues	$136	$4,179	$59,097	$(63,412)	$—
EBITDA, as defined	$257,630	$78,543	$18,708	$(20,922)	$333,959
Depreciation and amortization	$65,317	$10,599	$1,943	$1,606	$79,465

Operating income (loss)	$192,313	$67,944	$16,765	$(22,528)	$254,494
Capital expenditures	$234,380	$57,853	$9,349	$2,340	$303,922
As of December 31, 2006
Segment assets	$1,369,906	$245,806	$96,537	$28,075	$1,740,324
Year Ended December 31, 2005
Revenue from external customers	$510,304	$129,117	$80,768	$—	$720,189
EBITDA, as defined	$114,033	$42,336	$12,634	$(11,613)	$157,390
Depreciation and amortization	$40,149	$5,666	$1,250	$1,445	$48,510

Operating income (loss)	$73,884	$36,670	$11,384	$(13,058)	$108,880
Capital expenditures	$81,086	$38,574	$4,382	$3,173	$127,215
As of December 31, 2005
Segment assets	$706,135	$137,556	$74,344	$19,618	$937,653

Inter-segment sales were not significant for the year ended December 31, 2005. The increase in inter-segment sales in 2006 and 2007 was largely due to service work performed and drilling rigs assembled by a subsidiary in the product sales business segment that sold such services and rigs to a subsidiary in the drilling services business segment and certain subsidiaries in the completion and production services business segment, and due to the sale of drill pipe through our supply stores in the product segment to affiliates in other business segments.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We do not allocate net interest expense, tax expense or minority interest to the operating segments. The write-off of deferred financing fees of $170 and $3,315 during the years ended December 31, 2006 and 2005, respectively, was recorded as a decrease in EBITDA, as defined, for the Corporate and Other segment. The following table reconciles operating income (loss) as reported above to net income from continuing operations for each of the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Segment operating income	$328,867	$254,494	$108,880
Interest expense	62,673	40,759	24,460
Interest income	(1,636)	(1,387)	—
Income taxes	93,741	77,888	33,115
Minority interest	(569)	(49)	384
Impairment loss	13,094	—	—

Net income from continuing operations	$161,564	$137,283	$50,921

The following table summarizes the changes in the carrying amount of goodwill for continuing operations by segment for the three-year period ended December 31, 2007:

		Drilling	Product
	C&PS	Services	Sales	Total

Balance at December 31, 2004	$124,197	$15,022	$1,684	$140,903
Acquisitions	50,089	—	1,610	51,699
Purchase of minority interest	66,279	18,805	8,708	93,792
Accrue contingent consideration	5,800	—	—	5,800
Contingency adjustment and other	263	—	—	263
Foreign currency translation	1,164	—	30	1,194

Balance at December 31, 2005	247,792	33,827	12,032	293,651
Acquisitions	230,681	1,049	—	231,730
Stock issued in accordance with earn-out provisions of purchase agreements	27,359	—	—	27,359
Foreign currency translation	(69)	—	—	(69)

Balance at December 31, 2006	$505,763	$34,876	$12,032	$552,671
Acquisitions	19,391	—	—	19,391
Impairment charge(a)	(13,360)	—	—	(13,360)
Amount paid pursuant to earn-out agreement	800	—	—	800
Contingency adjustment and other(b)	(6,068)	(579)	—	(6,647)
Foreign currency translation	7,178	—	455	7,633

Balance at December 31, 2007	$513,704	$34,297	$12,487	$560,488

(a)	In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment annually, or more often if indicators of impairment exist. We performed this test and determined that goodwill associated with our Canadian reportable unit was deemed to be impaired as of the test date, resulting in an impairment charge of $13,360. See Note 2, Significant Accounting Policies — Fair Value Measurements.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(b)	The contingency adjustment includes a reclassification of $3,485 from goodwill to identifiable intangible assets, primarily non-compete agreements and customer relationships, which were identified upon acquisition but for which the fair value was recently determined based upon estimates calculated by a third-party appraiser. Of this amount, $2,017 related to the acquisition of Pumpco Services, Inc. in November 2006. In addition, we recorded an adjustment to reduce goodwill related to the acquisition of Pumpco Services, Inc. totaling $3,136 associated with certain federal income tax liabilities recorded at the acquisition date that were deemed to be unnecessary based upon the 2006 federal tax return prepared in 2007. Partially offsetting these reductions to goodwill were additional charges associated with final working capital adjustments for several 2006 and 2007 acquisitions.

Geographic information (c):

	United		Other
	States	Canada	International	Total

Year Ended December 31, 2007
Revenue by sale origin to external customers	$1,496,284	$80,933	$78,020	$1,655,237
Income (loss) before taxes and minority interest	$260,132	$(13,484)	$8,088	$254,736
December 31, 2007
Long-lived assets	$1,518,318	$94,434	$13,683	$1,626,435
Year Ended December 31, 2006
Revenue by sale origin to external customers	$1,067,708	$88,533	$56,183	$1,212,424
Income before taxes and minority interest	$198,434	$5,977	$10,711	$215,122
December 31, 2006
Long-lived assets	$1,226,342	$117,809	$5,533	$1,349,684
Year Ended December 31, 2005
Revenue by sale origin to external customers	$605,019	$73,644	$41,526	$720,189
Income before taxes and minority interest	$75,718	$2,859	$5,843	$84,420
December 31, 2005
Long-lived assets	$597,834	$85,685	$6,648	$690,167

(c)	The segment operating results provided above represent amounts for continuing operations as presented on the accompanying statements of operations. Long-lived assets presented above represent amounts associated with all operations as of the periods then ended as indicated.

We did not have revenues from any single customer which amounts to 10% or more of our total annual revenue for the years ended December 31, 2007, 2006 or 2005.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of the matters to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

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

We manage our exposure to interest rate risks through a combination of fixed and floating rate borrowings. At December 31, 2007, 21% of our long-term debt was floating rate borrowings. Of the remaining debt, 99% relates to the senior notes issued in December 2006 with a fixed interest rate of 8%.

(b)	Foreign currency rate risk:

We are exposed to foreign currency fluctuations in relation to our foreign operations. Approximately 5% and 7% of our revenues from continuing operations were derived from operations conducted in Canadian dollars for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, we recorded a net loss from continuing operations before taxes and minority interest of $13,484 related to our Canadian operations. Total assets denominated in Canadian dollars at December 31, 2007 and 2006 were $120,378 and $118,671, respectively.

(c)	Credit risk:

A significant portion of our trade accounts receivable are from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral.

20.	Commitments and contingences:

We have non-cancelable operating lease commitments for equipment and office space. These commitments for the next five years were as follows at December 31, 2007:

2008	$20,222
2009	13,291
2010	7,920
2011	4,768
2012	3,357
Thereafter	4,382

$53,940

We expensed operating lease payments totaling $23,404, $20,258 and $10,110 for the years ended December 31, 2007, 2006 and 2005, respectively.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Related party transactions:

We believe all transactions with related parties have terms and conditions no less favorable to us than transactions with unaffiliated parties.

We have entered into lease agreements for properties owned by certain of our employees and former officers. The leases expire at different times through December 2016. Total lease expense pursuant to these leases was $2,999, $2,306 and $2,976 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We provided services to companies that were majority-owned by certain of our directors during 2007 which totaled $52,027, of which $51,340 was sold to CRI, and $687 was sold to other companies. In 2006, these sales totaled $37,405, of which $37,008 was sold to CRI, and $397 was sold to other companies. Sales to CRI for the year ended December 31, 2005 totaled $21,255. We also purchased services from companies that are majority-owned by certain of our directors which totaled $1,260 in 2007, of which $1,211 was purchased from CRI and $49 was purchased from other companies. These purchases for 2006 totaled $755, of which $614 was purchased from CRI and $141 was purchased from other companies. Purchases from CRI for the year ended December 31, 2005 totaled $2,164. At December 31, 2007 and 2006, our trade receivables included amounts from CRI of $7,611 and $9,327, respectively, and our trade payables included amounts due to CRI of $47 and $197, respectively.

We provided services to companies majority-owned by certain of our officers, or current or former officers of our subsidiaries, for the years ended December 31, 2007 and 2006. In 2007, these sales totaled $22,391, of which $4,356 was sold to HEP Oil (“HEP”), $11,578 was sold to Cimarron, $4,487 was sold to Peak Oilfield and $1,970 was sold to other companies. In 2006, these sales totaled $21,044, of which $8,324 was sold to HEP, $12,698 was sold to Cimarron and $22 was sold to other companies. HEP, Cimarron and Peak Oilfield are owned by a former officer of one of our subsidiaries who resigned his position in late 2006 but continued to provide consulting services through early 2007. In 2005, we provided services totaling $8,794 to these companies, of which $7,804 was sold to HEP and $990 was sold to other companies. We also purchased services from companies majority-owned by certain officers, or current or former officers of our subsidiaries. For 2007, these purchases totaled $70,598, of which $64,503 was purchased from Ortowski Construction for the manufacture of pressure pumping fleets, $70 was purchased from HEP and $6,025 was purchased from other companies. Ortowski Construction is owned by a former officer of one of our subsidiaries. In 2006, we purchased $5,598, of which $216 was purchased from HEP and $5,382 was purchased from other companies. Purchases from these companies in 2005 totaled $5,149, of which $598 related to HEP, $1,390 related to other companies owned by the same officer, $2,805 related to companies owned by an officer of Parchman and $356 related to other companies. At December 31, 2007 and 2006, our trade receivables included amounts from HEP of $666 and $2,483, respectively, and amounts due from Cimarron of $519 and $859, respectively. Our trade payables and accrued expenses at December 31, 2007 included amounts payable to Ortowski construction of $6,105. There were no amounts payable to HEP or Cimarron at December 31, 2007 and 2006.

We provided services totaling $2,068, $5,367 and $1,910 for the years ended December 31, 2007, 2006 and 2005, respectively, to Laramie Energy LLC and Laramie Energy II (collectively “Laramie”), companies for which one of our directors serves as an officer. At December 31, 2007 and 2006, our trade receivables included amounts due from Laramie totaling $27 and $668, respectively.

During 2007 and 2006, we provided services totaling $11,154 and $3,659, respectively, and purchased services totaling $15,759 and $28,114, respectively, from companies, or their affiliates, that formerly employed our current officers or for customers on whose board of directors certain of our current directors serve.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Premier Integrated Technologies Ltd. (“PIT”), an affiliate of IPS, purchased $2,290, $2,083 and $819 of machining services from a company controlled by employees of PIT during the years ended December 31, 2007, 2006 and 2005, respectively.

On September 29, 2005, we entered into an Asset Purchase Agreement with Spindletop and Mr. Schmitz, a former officer of one of our subsidiaries. Pursuant to the agreement, we purchased the assets of Spindletop in exchange for approximately $200 cash and 90,364 shares of our common stock. Mr. Schmitz was a member of our key operational management who resigned as an officer of one of our subsidiaries in late 2006. Mr. Schmitz remained in our employ as of December 31, 2006. On January 1, 2007, Mr. Schmitz purchased the assets of one of our subsidiaries for $412, resulting in a gain on the sale of $156.

On November 8, 2006, we acquired Pumpco, a provider of pressure pumping services in the Barnett Shale play of north Texas, in exchange for consideration of $144,635 in cash, net of cash acquired, the issuance of 1,010,566 shares of our common stock and the assumption of $30,250 of debt held by Pumpco at the time of the acquisition. Pumpco was purchased from the stockholders of Pumpco. Prior to the acquisition, SCF-VI, L.P. (“SCF-VI”) was the majority stockholder of Pumpco. SCF-VI is an affiliate of SCF-IV, L.P. (“SCF-IV”), which held approximately 35% of our outstanding common stock at the time of the acquisition. Andy Waite and David Baldwin were our Directors at the time of the acquisition and serve as officers of the ultimate general partner of SCF-VI. Our Board of Directors established a Special Committee of directors, each independent of SCF-IV or any of its affiliates, to review and approve the terms of the transaction. UBS Investment Bank acted as exclusive financial advisor to the Special Committee. In addition, John Schmitz, one of our key members of management during 2006, was a stockholder of Pumpco prior to the acquisition. The nature and amount of the consideration paid was determined by negotiations between the stockholders of Pumpco and our management and the Special Committee of our Board of Directors.

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

We expensed $5,216, $3,194 and $2,039 related to our various defined contribution plans for the years ended December 31, 2007, 2006 and 2005, respectively.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We provide a seniority premium benefit to substantially all of our Mexican employees, through a subsidiary, in accordance with Mexican law. The benefit consists of a one-time payment equivalent to 12-days wages for each year of service (calculated at the employee’s current wage rate but not exceeding twice the minimum wage), payable upon voluntary termination after fifteen years of service, involuntary termination or death. In addition, we provide statutory mandated severance benefits to substantially all Mexican employees, which includes a one-time payment of three months wages, plus 20-days wages for each year of service, payable upon involuntary termination without cause and charged to income as incurred. We accrued $814 and $275 at December 31, 2007 and 2006, respectively, related to our liability under this benefit arrangement in Mexico.

23.	Unaudited selected quarterly data:

The following table presents selected quarterly financial data for the years ended December 31, 2007 and 2006 (unaudited, in thousands, except per share amounts):

	2007 — Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Revenues	$407,067	$410,715	$412,923	$424,532
Operating income	$92,203	$83,861	$76,697	$63,012
Net income	$47,350	$43,783	$41,608	$28,823
Earnings per share:
Basic	$0.66	$0.61	$0.58	$0.40
Diluted	$0.65	$0.60	$0.57	$0.39

	2006 — Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Revenues	$262,346	$264,536	$322,034	$363,508
Operating income	$54,906	$50,513	$72,234	$77,011
Net income from continuing operations	$26,915	$26,601	$39,669	$44,098
Net income	$28,113	$27,154	$40,239	$43,580
Earnings per share — continuing operations(a):
Basic	$0.48	$0.40	$0.57	$0.62
Diluted	$0.46	$0.39	$0.55	$0.61
Earnings per share:
Basic	$0.51	$0.40	$0.58	$0.62
Diluted	$0.48	$0.39	$0.56	$0.60

(a)	Quarterly earnings per share amounts were calculated based upon the weighted average number of shares outstanding for the applicable quarter. Therefore the sum of the quarterly earnings per share results may not agree to earnings per share for the year in the accompanying Statements of Operations.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

24.	Guarantor and non-guarantor condensed consolidating financial statements:

The following tables present the financial data required by SEC Regulation S-X Rule 3-10(f) related to condensed consolidating financial statements, and includes the following: (1) condensed consolidating balance sheets for the years ended December 31, 2007 and 2006; (2) condensed consolidating statements of operations for the years ended December 31, 2007, 2006 and 2005; and (3) condensed consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005.

Prior to January 1, 2006, the operating activities of our parent company were not separated from the activities of the guarantor subsidiaries. Effective January 1, 2006, Complete Production Services, Inc., our parent company, contributed its operating assets to a new wholly-owned subsidiary, and began to operate as a holding company. Therefore, we have presented the assets of our parent and the guarantor subsidiaries as a combined entity for purposes of the preparation of these condensed consolidating financial statements for each period presented prior to January 1, 2006.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Current assets
Cash and cash equivalents	$8,217	$5,606	$6,605	$(6747)	$13,681
Trade accounts receivable, net	62	299,709	28,914	—	328,685
Inventory, net	—	43,213	13,855	—	57,068
Prepaid expenses and other current assets	7,113	20,881	896	—	28,890

Total current assets	15,392	369,409	50,270	(6,747)	428,324
Property, plant and equipment, net	4,623	974,674	55,398	—	1,034,695
Investment in consolidated subsidiaries	850,238	114,529	—	(964,767)	—
Inter-company receivable	883,247	371	—	(883,618)	—
Goodwill	93,792	418,284	48,412	—	560,488
Other long-term assets, net	14,804	12,509	3,939	—	31,252

Total assets	$1,862,096	$1,889,776	$158,019	$(1,855,132)	$2,054,759

Current liabilities Current maturities of long-term debt	$—	$605	$70	$—	$675
Accounts payable	1,364	61,419	8,631	(6,747)	64,667
Accrued liabilities	10,254	40,071	7,516	—	57,841
Accrued payroll and payroll burdens	1,278	22,007	1,217	—	24,502
Notes payable	15,319	35	—	—	15,354
Taxes payable	—	—	6,506	—	6,506

Total current liabilities	28,215	124,137	23,940	(6,747)	169,545
Long-term debt	810,000	3,692	12,295	—	825,987
Inter-company payable	—	883,247	371	(883,618)	—
Deferred income taxes	93,557	28,462	6,885	—	128,904
Minority interest	—	—	—	—	—

Total liabilities	931,772	1,039,538	43,491	(890,365)	1,124,436
Stockholders’ equity Total stockholders’ equity	930,324	850,238	114,528	(964,767)	930,323

Total liabilities and stockholders’ equity	$1,862,096	$1,889,776	$158,019	$(1,855,132)	$2,054,759

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Current assets
Cash and cash equivalents	$6,517	$9,533	$7,312	$(3,488)	$19,874
Trade accounts receivable, net	32	273,990	27,742	—	301,764
Inventory, net	—	33,899	10,031	—	43,930
Prepaid expenses and other current assets	1,495	21,307	2,270	—	25,072

Total current assets	8,044	338,729	47,355	(3,488)	390,640
Property, plant and equipment, net	3,384	713,952	54,367	—	771,703
Investment in consolidated subsidiaries	398,414	91,740	—	(490,154)	—
Inter-company receivable	1,007,052	—	—	(1,007,052)	—
Goodwill	93,792	416,515	42,364	—	552,671
Other long-term assets, net	16,473	5,725	3,112	—	25,310

Total assets	$1,527,159	$1,566,661	$147,198	$(1,500,694)	$1,740,324
Current liabilities Current maturities of long-term debt	$—	$923	$141	$—	$1,064
Accounts payable	1,545	64,958	8,355	(3,488)	71,370
Accrued liabilities	4,925	27,664	6,474	—	39,063
Accrued payroll and payroll burdens	2,436	18,682	1,184	—	22,302
Notes payable	17,087	—	—	—	17,087
Taxes payable	8,065	—	2,454	—	10,519

Total current liabilities	34,058	112,227	18,608	(3,488)	161,405
Long-term debt	728,668	4,093	17,816	—	750,577
Inter-company payable	—	1,000,870	6,182	(1,007,052)	—
Deferred income taxes	29,212	51,057	10,536	—	90,805
Minority interest	—	—	2,316	—	2,316

Total liabilities	791,938	1,168,247	55,458	(1,010,540)	1,005,103
Stockholders’ equity Total stockholders’ equity	735,221	398,414	91,740	(490,154)	735,221

Total liabilities and stockholders’ equity	$1,527,159	$1,566,661	$147,198	$(1,500,694)	$1,740,324

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$—	$1,386,419	$120,368	$(4,310)	$1,502,477
Product	—	114,175	38,585	—	152,760

	—	1,500,594	158,953	(4,310)	1,655,237
Service expenses	—	776,097	91,918	(4,310)	863,705
Product expenses	—	91,169	25,388	—	116,557
Selling, general and administrative expenses	28,136	168,595	13,416	—	210,147
Depreciation and amortization	1,102	124,517	10,342	—	135,961

Income from continuing operations before interest, taxes and minority interest	(29,238)	340,216	17,889	—	328,867
Interest expense	63,643	22,604	1,101	(24,675)	62,673
Interest income	(24,804)	(1,222)	(285)	24,675	(1,636)
Impairment loss	—	—	13,094	—	13,094
Equity in earnings of consolidated affiliates	(195,659)	(474)	—	196,133	—

Income from continuing operations before taxes and minority interest	127,582	319,308	3,979	(196,133)	254,736
Taxes	(33,982)	123,649	4,074	—	93,741

Income from continuing operations before minority interest	161,564	195,659	(95)	(196,133)	160,995
Minority interest	—	—	(569)	—	(569)

Net income	$161,564	$195,659	$474	$(196,133)	$161,564

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$—	$975,523	$117,137	$(3,912)	$1,088,748
Product	—	94,882	28,794	—	123,676

	—	1,070,405	145,931	(3,912)	1,212,424
Service expenses	—	539,010	87,688	(3,912)	622,786
Product expenses	—	71,751	16,424	—	88,175
Selling, general and administrative expenses	20,752	133,765	12,817	—	167,334
Depreciation and amortization	1,192	68,332	9,941	—	79,465

Income from continuing operations before interest, taxes and minority interest	(21,944)	257,547	19,061	—	254,664
Interest expense	40,238	18,086	1,920	(19,485)	40,759
Interest income	(20,733)	—	(139)	19,485	(1,387)
Write-off of deferred financing costs	—	170	—	—	170
Equity in earnings of consolidated affiliates	(162,045)	(13,786)	—	175,831	—

Income from continuing operations before taxes and minority interest	120,596	253,077	17,280	(175,831)	215,122
Taxes	(18,490)	91,032	5,346	—	77,888

Income from continuing operations before minority interest	139,086	162,045	11,934	(175,831)	137,234
Minority interest	—	—	(49)	—	(49)

Net income from continuing operations	139,086	162,045	11,983	(175,831)	137,283
Discontinued operations (net of tax)	—	—	1,803	—	1,803

Net income	$139,086	$162,045	$13,786	$(175,831)	$139,086

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2005

	Parent and
	Guarantor	Non-guarantor	Eliminations/
	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$554,639	$91,374	$(6,592)	$639,421
Product	61,536	19,232	—	80,768

	616,175	110,606	(6,592)	720,189
Service expenses	332,805	67,643	(6,592)	393,856
Product expenses	44,651	12,211	—	56,862
Selling, general and administrative expenses	97,552	11,214	—	108,766
Depreciation and amortization	40,308	8,202	—	48,510

Income from continuing operations before interest, taxes and minority interest	100,859	11,336	—	112,195
Interest expense	33,074	2,507	(11,121)	24,460
Interest income	(11,121)	—	11,121	—
Write-off of deferred financing costs	3,315	—	—	3,315
Equity in earnings of consolidated affiliates	(8,971)	—	8,971	—

Income from continuing operations before taxes and minority interest	84,562	8,829	(8,971)	84,420
Taxes	30,700	2,415	—	33,115

Income from continuing operations before minority interest	53,862	6,414	(8,971)	51,305
Minority interest	—	384	—	384

Net income from continuing operations	53,862	6,030	(8,971)	50,921
Discontinued operations (net of tax)	—	2,941	—	2,941

Net income	$53,862	$8,971	$(8,971)	$53,862

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income	$161,564	$195,659	$474	$(196,133)	$161,564
Items not affecting cash:
Equity in earnings of consolidated affiliates	(195,659)	(474)	—	196,133	—
Depreciation and amortization	1,102	124,517	10,342	—	135,961
Other	1,603	49,725	10,869	—	62,197
Changes in operating assets and liabilities, net of effect of acquisitions	78,278	(102,401)	6,220	(3,259)	(21,162)

Net cash provided by operating activities	46,888	267,026	27,905	(3,259)	338,560
Investing activities:
Business acquisitions, net of cash acquired	—	(50,406)	—	—	(50,406)
Additions to property, plant and equipment	(2,029)	(349,568)	(16,062)	—	(367,659)
Inter-company advances	(116,113)	—	—	116,113	—
Other	—	8,325	945	—	9,270

Net cash provided by (used for) investing activities	(118,142)	(391,649)	(15,117)	116,113	(408,795)
Financing activities:
Issuances of long-term debt	333,684	—	10,106	—	343,790
Repayments of long-term debt	(252,352)	(1,230)	(15,187)	—	(268,769)
Repayments of notes payable	(18,846)	—	—	—	(18,846)
Inter-company borrowings (repayments)	—	121,926	(5,813)	(116,113)	—
Proceeds from issuances of common stock	4,179	—	—	—	4,179
Other	6,289	—	—	—	6,289

Net cash provided by (used in) financing Activities	72,954	120,696	(10,894)	(116,113)	66,643
Effect of exchange rate changes on cash	—	—	(2,601)	—	(2,601)

Change in cash and cash equivalents	1,700	(3,927)	(707)	(3,259)	(6,193)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$8,217	$5,606	$6,605	$(6,747)	$13,681

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income	$139,086	$162,045	$13,786	$(175,831)	$139,086
Items not affecting cash:
Equity in earnings of consolidated affiliates	(162,045)	(13,786)	—	175,831	—
Depreciation and amortization	1,192	68,332	10,289	—	79,813
Other	8,946	29,502	(641)	—	37,807
Changes in operating assets and liabilities, net of effect of acquisitions	37,966	(105,435)	1,994	(3,488)	(68,963)

Net cash provided by operating activities	25,145	140,658	25,428	(3,488)	187,743
Investing activities:
Business acquisitions, net of cash acquired	—	(360,730)	(8,876)	—	(369,606)
Additions to property, plant and equipment	(810)	(289,680)	(13,432)	—	(303,922)
Inter-company advances	(504,609)	—	—	504,609	—
Purchase of short-term securities	(165,000)	—	—	—	(165,000)
Proceeds from sale of short-term securities	165,000	—	—	—	165,000
Proceeds from sale of disposal group	—	—	19,310	—	19,310
Other	(808)	4,168	(5)	—	3,355

Net cash used for investing activities	(506,227)	(646,242)	(3,003)	504,609	(650,863)
Financing activities:
Issuances of long-term debt	598,133	—	10,570	—	608,703
Repayments of long-term debt	(1,028,631)	—	(25,158)	—	(1,053,789)
Repayments of notes payable	(13,589)	—	—	—	(13,589)
Inter-company borrowings (repayments)	—	509,074	(4,465)	(504,609)	—
Borrowings under senior notes	650,000	—	—	—	650,000
Proceeds from issuances of common stock	291,674	—	—	—	291,674
Other	(11,623)	—	—	—	(11,623)

Net cash provided by (used in) financing activities	485,964	509,074	(19,053)	(504,609)	471,376
Effect of exchange rate changes on cash	—	—	213	—	213

Change in cash and cash equivalents	4,882	3,490	3,585	(3,488)	8,469
Cash and cash equivalents, beginning of period	1,635	6,043	3,727	—	11,405

Cash and cash equivalents, end of period	$6,517	$9,533	$7,312	$(3,488)	$19,874

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2005

	Parent and
	Guarantor	Non-guarantor	Eliminations/
	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income	$53,862	$8,971	$(8,971)	$53,862
Items not affecting cash:
Equity in earnings of consolidated affiliates	(8,971)	—	8,971	—
Depreciation and amortization	40,308	8,532	—	48,840
Other	22,146	3,981	—	26,127
Changes in operating assets and liabilities, net of effect of acquisitions	(49,966)	(2,436)	—	(52,402)

Net cash provided by operating activities	57,379	19,048	—	76,427
Investing activities:
Business acquisitions, net of cash acquired	(57,956)	(9,733)	—	(67,689)
Additions to property, plant and equipment	(115,992)	(9,150)	—	(125,142)
Inter-company advances	(11,450)	—	11,450	—
Other	3,521	952	—	4,473

Net cash provided by (used for) investing activities	(181,877)	(17,931)	11,450	(188,358)
Financing activities:
Issuances of long-term debt	673,336	68,263	—	741,599
Repayments of long-term debt	(400,842)	(63,763)	—	(464,605)
Net repayments under lines of credit	(2,639)	(16,964)	—	(19,603)
Repayments of notes payable	(1,690)	—	—	(1,690)
Inter-company borrowings (repayments)	—	11,450	(11,450)	—
Proceeds from issuances of common stock	12,267	—	—	12,267
Dividends paid	(146,894)	—	—	(146,894)
Other	(4,408)	(4,527)	—	(8,935)

Net cash provided by (used in) financing activities	129,130	(5,541)	(11,450)	112,139
Effect of exchange rate changes on cash	—	(350)	—	(350)

Change in cash and cash equivalents	4,632	(4,774)	—	(142)
Cash and cash equivalents, beginning of period	3,046	8,501	—	11,547

Cash and cash equivalents, end of period	$7,678	$3,727	$—	$11,405

25.	Recent accounting pronouncements and authoritative literature:

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.

In February 2008, the FASB issued FASB Staff Position No. 157-2 which postpones certain provisions of SFAS No. 157 related to disclosure requirements for non-financial assets and liabilities except for items which are recognized and disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 on January 1, 2007. For additional disclosure related to SFAS No. 157, see Note 2, Significant Accounting Policies — Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidating Financial Statements — an Amendment of ARB No. 51.” This pronouncement establishes accounting and reporting standards for non-controlling interests, commonly referred to as minority interests. Specifically, this statement requires that the non-controlling interest be presented as a component of equity on the balance sheet, and that net income be presented prior to adjustment for the non-controlling interests’ portion of earnings with the portion of net income attributable to the parent company and the non-controlling interest both presented on the face of the statement of operations. In addition, this pronouncement provides a single method of accounting for changes in the parent’s ownership interest in the non-controlling entity, and requires the parent to recognize a gain or loss in net income when a subsidiary with a non-controlling interest is deconsolidated. Additional disclosure items are required related to the non-controlling interest. This pronouncement becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement should be applied prospectively as of the beginning of the fiscal year that the statement is adopted. However, the disclosure requirements must be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement becomes effective at the beginning of the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively. We are currently evaluating the impact that this statement may have on our financial position, results of operations and cash flows.

25.	Subsequent events:

(a)	2008 Stock Option and Restricted Stock Grants:

On January 31, 2008, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 287,500 shares of non-vested restricted stock at a grant price of $15.90 We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $4,571 ratably over the three-year vesting period. In addition, we granted 345,000 stock options to purchase shares of our common stock at an exercise price of $15.90. These stock options vest ratably over a three-year period. We will recognize

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. Further, we plan to seek shareholder approval to increase the shares available for grant through our stock compensation plans, pursuant to which, we expect to issue additional non-vested restricted stock to our senior management and directors in May 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities and Exchange Act of 1934). Our internal control over financial reporting is a process designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated February 29, 2008, also included in this Annual Report.

/s/  Joseph C. Winkler
Joseph C. Winkler
Chairman and Chief Executive Officer
February 29, 2008

/s/  J. Michael Mayer
J. Michael Mayer
Senior Vice President and Chief Financial Officer
February 29, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

Item 11.	Executive Compensation.

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(b)	Exhibits

The following exhibits are incorporated by reference into the filing indicated or are filed herewith.

Incorporated by
Exhibit			Rleference to the
No.		Exhibit Title	Following

2.1	—	Stock Purchase Agreement dated November 11, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

3.1	—	Amended and Restated Certificate of Incorporation	Form S-1/A, filed January 17, 2006, (file no. 333-128750)

3.2	—	Amended and Restated Bylaws, dated February 21, 2008	Form 8-K, filed February 27, 2008

4.1	—	Specimen Stock Certificate representing common stock	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

4.2	—	Indenture dated December 6, 2006, between Complete Production Services, Inc. and the Guarantors Named Therein, with Wells Fargo Bank, National Association, as Trustee, for 8% Senior Notes due 2016	Form 8-K, filed December 8, 2006

4.3	—	Registration Rights Agreement dated November 8, 2006 pursuant to Stock Purchase Agreement dated November 11, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

4.4	—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10.1	—	Form of Indemnification Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

Incorporated by
Exhibit				Rleference to the
No.			Exhibit Title	Following

10	.2*	—	Employment Agreement dated as of June 22, 2005 with Joseph C. Winkler	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.3		—	Amended and Restated Stockholders’ Agreement by and among Complete Production Services Inc. and the stockholders listed therein	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10.4		—	Combination Agreement dated as of August 9, 2005, with Complete Energy Services, Inc., I.E. Miller Services, Inc. and Complete Energy Services, LLC and I.E. Miller Services, LLC	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.5		—	Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.6*	—	Integrated Production Services, Inc. 2001 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.7*	—	Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.8*	—	First Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.9*	—	Second Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.10*	—	Amended and Restated 2001 Stock Incentive Plan	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.11*	—	Amendment No. 1 to the Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.12*	—	I.E. Miller Services, Inc. 2004 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10.13		—	Strategic Customer Relationship Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.14*	—	Form of Restricted Stock Grant Agreement (Employee)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.15*	—	Form of Restricted Stock Grant Agreement (Non-employee Director)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.16*	—	Form of Non-Qualified Option Grant Agreement (Executive Officer)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

Incorporated by
Exhibit				Rleference to the
No.			Exhibit Title	Following

10	.17*	—	Form of Non-Qualified Option Grant Agreement (Non-Employee Director)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.18*	—	Compensation Package Term Sheet — J. Michael Mayer	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.19*	—	Compensation Package Term Sheet — James F. Maroney, III	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.20*	—	Compensation Package Term Sheet — Kenneth L. Nibling	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.21*	—	Incentive Plan Guidelines for Senior Management	Form 8-K, filed February 21, 2007

10	.22*	—	Form of Non-qualified Stock Option Grant Agreement	Form 8-K, filed February 2, 2007

10	.23*	—	Form of Restricted Stock Agreement — Executive Officer (Post-September 2006)	Form 8-K, filed February 2, 2007

10	.24*	—	Restricted Stock Agreement Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.25*	—	Signature Page for Restricted Stock Agreement — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.26*	—	Non-Employee Director Restricted Stock Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.27*	—	Stock Option Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.28*	—	Signature Page for Executive Officers	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.29*	—	Director Option Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.30*	—	Form of Executive Agreement	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.31*	—	Amendment to Employment Agreement, dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.32*	—	Pumpco Services, Inc. 2005 Stock Incentive Plan	Registration Statement on Form S-8, filed March 28, 2007, (file no. 333-141628)

Incorporated by
Exhibit			Rleference to the
No.		Exhibit Title	Following

10.33	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents, effective June 29, 2007.	Form 10-Q, filed August 3, 2007, (file no. 001-32858)

10.34	—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

21.1	—	Subsidiaries of Complete Production Services, Inc.	Filed herewith

23.1	—	Consent of Grant Thornton LLP	Filed herewith

24.1	—	Power of Attorney (included on signature page)	Filed herewith

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management employment agreements, compensatory arrangements or option plans

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

Signature	Position	Date

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2008

/s/ J. MICHAEL MAYER J. Michael Mayer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ ROBERT L. WEISGARBER Robert L. Weisgarber	Vice President-Accounting and Controller (Principal Accounting Officer)	February 29, 2008

/s/ ANDREW L. WAITE Andrew L. Waite	Director	February 29, 2008

/s/ ROBERT BOSWELL Robert Boswell	Director	February 29, 2008

/s/ HAROLD G. HAMM Harold G. Hamm	Director	February 29, 2008

/s/ MIKE MCSHANE Mike McShane	Director	February 29, 2008

/s/ W. MATT RALLS W. Matt Ralls	Director	February 29, 2008

/s/ MARCUS WATTS Marcus Watts	Director	February 29, 2008

/s/ R. GRAHAM WHALING R. Graham Whaling	Director	February 29, 2008

/s/ JAMES D. WOODS James D. Woods	Director	February 29, 2008

EXHIBIT INDEX

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

2.1		—	Stock Purchase Agreement dated November 11, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

3.1		—	Amended and Restated Certificate of Incorporation	Form S-1/A, filed January 17, 2006, (file no. 333-128750)

3.2		—	Amended and Restated Bylaws, dated February 21, 2008	Form 8-K, filed February 27, 2008

4.1		—	Specimen Stock Certificate representing common stock	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

4.2		—	Indenture dated December 6, 2006, between Complete Production Services, Inc. and the Guarantors Named Therein, with Wells Fargo Bank, National Association, as Trustee, for 8% Senior Notes due 2016	Form 8-K, filed December 8, 2006

4.3		—	Registration Rights Agreement dated November 8, 2006 pursuant to Stock Purchase Agreement dated November 11, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

4.4		—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10.1		—	Form of Indemnification Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.2*	—	Employment Agreement dated as of June 22, 2005 with Joseph C. Winkler	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.3		—	Amended and Restated Stockholders’ Agreement by and among Complete Production Services Inc. and the stockholders listed therein	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10.4		—	Combination Agreement dated as of August 9, 2005, with Complete Energy Services, Inc., I.E. Miller Services, Inc. and Complete Energy Services, LLC and I.E. Miller Services, LLC	Form S-1, filed September 30, 2005, (file no. 333-128750)

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10.5		—	Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.6*	—	Integrated Production Services, Inc. 2001 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.7*	—	Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.8*	—	First Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.9*	—	Second Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.10*	—	Amended and Restated 2001 Stock Incentive Plan	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.11*	—	Amendment No. 1 to the Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan	Form 10-K, filed March 9, 2007 (file no. 001-32858)

10	.12*	—	I.E. Miller Services, Inc. 2004 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10.13		—	Strategic Customer Relationship Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.14*	—	Form of Restricted Stock Grant Agreement (Employee)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.15*	—	Form of Restricted Stock Grant Agreement (Non-employee Director)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.16*	—	Form of Non-Qualified Option Grant Agreement (Executive Officer)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.17*	—	Form of Non-Qualified Option Grant Agreement (Non-Employee Director)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.18*	—	Compensation Package Term Sheet — J. Michael Mayer	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.19*	—	Compensation Package Term Sheet — James F. Maroney, III	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.20*	—	Compensation Package Term Sheet — Kenneth L. Nibling	Form S-1/A, filed March 17, 2006, (file no. 333-128750)

10	.21*	—	Incentive Plan Guidelines for Senior Management	Form 8-K, filed February 21, 2007

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10	.22*	—	Form of Non-qualified Stock Option Grant Agreement	Form 8-K, filed February 2, 2007

10	.23*	—	Form of Restricted Stock Agreement — Executive Officer (Post-September 2006)	Form 8-K, filed February 2, 2007

10	.24*	—	Restricted Stock Agreement Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.25*	—	Signature Page for Restricted Stock Agreement — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.26*	—	Non-Employee Director Restricted Stock Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.27*	—	Stock Option Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.28*	—	Signature Page for Executive Officers	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.29*	—	Director Option Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.30*	—	Form of Executive Agreement	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.31*	—	Amendment to Employment Agreement, dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.32*	—	Pumpco Services, Inc. 2005 Stock Incentive Plan	Registration Statement on Form S-8, filed March 28, 2007, (file no. 333-141628)

10.33		—	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents, effective June 29, 2007.	Form 10-Q, filed August 3, 2007, (file no. 001-32858)

10.34		—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

21.1		—	Subsidiaries of Complete Production Services, Inc.	Filed herewith

Incorporated by
Exhibit			Reference to the
No.		Exhibit Title	Following

23.1	—	Consent of Grant Thornton LLP	Filed herewith

24.1	—	Power of Attorney (included on signature page)	Filed herewith

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management employment agreements, compensatory arrangements or option plans