Form 10-Q
period 2008-03-31
Complete Production Services, Inc.
filed 2008-05-02
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

11700 Katy Freeway,
Suite 300
Houston, Texas	77079

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 372-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of April 30, 2008: 73,853,605

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007

	2008	2007
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,486	$13,681
Trade accounts receivable, net	348,354	328,685
Inventory, net	53,953	57,068
Prepaid expenses	24,662	23,798
Other current assets	—	5,092

Total current assets	437,455	428,324
Property, plant and equipment, net	1,044,688	1,034,695
Intangible assets, net of accumulated amortization of $7,127 and $6,742, respectively	10,056	10,794
Deferred financing costs, net of accumulated amortization of $2,926 and $2,455, respectively	13,723	14,194
Goodwill	565,536	560,488
Other long-term assets	4,434	6,264

Total assets	$2,075,892	$2,054,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,966	$675
Accounts payable	51,366	64,667
Accrued liabilities	41,296	53,288
Accrued payroll and payroll burdens	25,278	24,502
Accrued interest	17,224	4,553
Notes payable	7,444	15,354
Taxes payable	5,644	6,506

Total current liabilities	152,218	169,545
Long-term debt	807,326	825,987
Deferred income taxes	142,484	128,904

Total liabilities	1,102,028	1,124,436
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 72,704,625 (2007 — 72,509,511) issued	727	725
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	584,663	581,404
Retained earnings	361,461	317,535
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	27,215	30,861

Total stockholders’ equity	973,864	930,323

Total liabilities and stockholders’ equity	$2,075,892	$2,054,759

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters Ended March 31, 2008 and 2007 (unaudited)

	Quarter Ended
	March 31,
	2008	2007
	(In thousands, except per
	share data)
Revenue:
Service	$417,735	$366,035
Product	37,528	41,032

	455,263	407,067

Service expenses	251,705	203,513
Product expenses	27,481	31,811
Selling, general and administrative expenses	51,567	50,570
Depreciation and amortization	40,582	28,970

Income before interest, taxes and minority interest	83,928	92,203
Interest expense	15,919	15,625
Interest income	(625)	(212)

Income before taxes and minority interest	68,634	76,790
Taxes	24,708	29,179

Income before minority interest	43,926	47,611
Minority interest	—	261

Net income	$43,926	$47,350

Earnings per share information:
Basic	$0.61	$0.66

Diluted	$0.60	$0.65

Weighted average shares:
Basic	72,562	71,503
Diluted	73,712	73,021
Consolidated Statements of Comprehensive Income
Quarters Ended March 31, 2008 and 2007 (unaudited)

	Quarter Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$43,296	$47,350
Change in cumulative translation adjustment	(3,646)	756

Comprehensive income	$39,650	$48,106

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Quarter Ended March 31, 2008 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2007	72,509,511	$725	$581,404	$317,535	$(202)	$30,861	$930,323
Net income	—	—	—	43,926	—	—	43,926
Cumulative translation adjustment	—	—	—	—	—	(3,646)	(3,646)
Issuance of common stock:
Exercise of stock options	96,995	1	569	—	—	—	570
Expense related to employee stock options	—	—	1,266	—	—	—	1,266
Excess tax benefit from share-based compensation	—	—	505	—	—	—	505
Vested restricted stock	98,119	1	(1)	—	—	—	—
Amortization of non-vested restricted stock	—	—	920	—	—	—	920

Balance at March 31, 2008	72,704,625	$727	$584,663	$361,461	$(202)	$27,215	$973,864

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2008 and 2007 (unaudited)

	Quarter Ended
	March 31,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$43,926	$47,350
Items not affecting cash:
Depreciation and amortization	40,582	28,970
Deferred income taxes	13,836	6,104
Minority interest	—	261
Excess tax benefit from share-based compensation	(505)	(1,270)
Non-cash compensation expense	2,186	1,795
Other	1,790	1,881
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22,849)	(24,503)
Inventory	2,893	(17,323)
Prepaid expense and other current assets	(896)	3,020
Accounts payable	(13,427)	18,517
Accrued liabilities and other	8,348	20,389

Net cash provided by operating activities	75,884	85,191

Investing activities:
Business acquisitions, net of cash acquired	(9,309)	(12,148)
Additions to property, plant and equipment	(51,332)	(99,902)
Collection of notes receivable	2,328	—
Proceeds from disposal of capital assets	1,071	1,608

Net cash used in investing activities	(57,242)	(110,442)

Financing activities:
Issuances of long-term debt	101,532	107,624
Repayments of long-term debt	(116,902)	(72,214)
Repayment of notes payable	(7,910)	(11,956)
Proceeds from issuances of common stock	570	981
Excess tax benefit from share-based compensation	505	1,270

Net cash (used in) provided by financing activities	(22,205)	25,705

Effect of exchange rate changes on cash	368	(228)

Change in cash and cash equivalents	(3,195)	226
Cash and cash equivalents, beginning of period	13,681	19,874

Cash and cash equivalents, end of period	$10,486	$20,100

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$2,206	$1,264
Cash paid for taxes	$4,495	$13,455
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
     References to “Complete,” the “Company,” “we,” “our” and similar phrases as used throughout this Quarterly Report on Form 10-Q relate collectively to Complete Production Services, Inc. and its consolidated affiliates.
     On April 20, 2006, in connection with our initial public offering, we became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering. See Note 8, Stockholders’ Equity.
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2008 and the statements of operations and the statements of comprehensive income for the quarters ended March 31, 2008 and 2007, as well as the statement of stockholders’ equity for the quarter ended March 31, 2008 and the statements of cash flows for the quarters ended March 31, 2008 and 2007. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
     In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis including those related to impairment of long-lived assets and goodwill, contingencies, and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2007 amounts in order to present these results on a comparable basis with amounts for 2008.
2. Business combinations:
     On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc. for $9,280 in cash, resulting in goodwill of $6,370. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain Region.
     We accounted for this acquisition using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for this acquired business were included in our accounts and results of operations since the date of acquisition, and the related goodwill was allocated entirely to the completion and production services business segment. No pro forma disclosure for this acquisition is provided as we do not deem this acquisition to be significant to our consolidated operations for the quarter ended March 31, 2008. The following table summarizes our preliminary purchase price allocation for this acquisition as of March 31, 2008, which is yet to be finalized:

Net assets acquired:
Property, plant and equipment	$2,673
Non-cash working capital	87
Intangible assets	150
Goodwill	6,370

Net assets acquired	$9,280

Consideration:
Cash, net of cash and cash equivalents acquired	$9,280

     The purchase price of this acquired business was negotiated as an arm’s length transaction with the seller. We use various valuation techniques, including an earnings multiple approach, to evaluate acquisition targets. We also consider precedent transactions which we have undertaken and similar transactions of others in our industry. To determine the fair value of assets acquired, we generally retain third-party consultants to assist with the valuation of identifiable intangible assets and to evaluate property, plant and equipment acquired based upon, at minimum, the replacement cost of the assets. Working capital items are deemed to be acquired at fair market value.
3. Accounts receivable:

	March 31,	December 31,
	2008	2007
Trade accounts receivable	$292,882	$272,115
Related party receivables	8,295	8,823
Unbilled revenue	44,700	41,989
Notes receivable	188	3,378
Other receivables	7,810	8,117

	353,875	334,422
Allowance for doubtful accounts	5,521	5,737

	$348,354	$328,685

4. Inventory:

	March 31,	December 31,
	2008	2007
Finished goods	$44,435	$49,716
Manufacturing parts, materials and other	11,223	9,772

	55,658	59,488
Inventory reserves	1,705	2,420

	$53,953	$57,068

5. Property, plant and equipment:

		Accumulated
March 31, 2008	Cost	Depreciation	Net Book Value
Land	$9,362	$—	$9,362
Building	17,949	1,627	16,322
Field equipment	1,099,458	267,516	831,942
Vehicles	121,342	35,155	86,187
Office furniture and computers	12,822	4,966	7,856
Leasehold improvements	18,077	3,218	14,859
Construction in progress	78,160	—	78,160

	$1,357,170	$312,482	$1,044,688

		Accumulated
December 31, 2007	Cost	Depreciation	Net Book Value
Land	$9,259	$—	$9,259
Building	17,667	1,545	16,122
Field equipment	1,061,050	234,959	826,091
Vehicles	110,106	32,800	77,306
Office furniture and computers	12,635	4,296	8,339
Leasehold improvements	17,384	1,708	15,676
Construction in progress	81,902	—	81,902

	$1,310,003	$275,308	$1,034,695

     Construction in progress at March 31, 2008 and December 31, 2007 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter ended March 31, 2008, we recorded capitalized interest of $1,048 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee of approximately $625. Of this prepaid asset, $3,257 was recorded as a long-term asset at December 31, 2007. At March 31, 2008, this note balance totaled $7,444 and was classified as a current liability. We expect to repay this note payable in full prior to December 31, 2008.
7. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2008 and December 31, 2007:

	2008	2007
U.S. revolving credit facility (a)	$140,000	$160,000
Canadian revolving credit facility (a)	17,103	12,219
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	739	993

	811,292	826,662
Less: current maturities of long-term debt and capital leases	3,966	675

	$807,326	$825,987

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement was initially comprised of a $310,000 U.S. revolving credit facility that matures in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in December 2011. The Credit Agreement is secured by substantially all of our assets. On June 29, 2007, we amended our Credit Agreement in conjunction with the restructuring of certain legal entities for tax purposes with no material changes to the financial provisions or covenants. On October 19, 2007, we amended our Credit Agreement to increase the borrowing capacity of the U.S. revolving portion of the facility from $310,000 to $360,000 and to include a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment.

Subject to certain limitations, we have the ability to elect how interest under the Credit Agreement will be computed. Interest under the Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 0.75% and 1.75% per annum (with the applicable margin depending upon our ratio of total debt to EBITDA (as defined in the agreement)) or (2) the Base Rate (i.e., the higher of the Canadian bank’s prime rate or the CDOR rate plus 1.0%, in the case of Canadian loans or the greater of the prime rate and the federal funds rate plus 0.5%, in the case of U.S. loans), plus an applicable margin between 0.00% and 0.75% per annum. If an event of default exists under the Credit Agreement, advances will bear interest at the then-applicable rate plus 2%. Interest is payable quarterly for base rate loans and at the end of applicable interest periods for LIBOR loans, except that if the interest period for a LIBOR loan is six months, interest will be paid at the end of each three-month period.

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2008.

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

Borrowings under the U.S. revolving facility bore interest at 5.18% and the Canadian revolving credit facility bore interest at 5.50% at March 31, 2008. For the quarter ended March 31, 2008, the weighted average interest rate on average borrowings under the amended Credit Agreement was 6.50%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $38,356, which reduced the available borrowing capacity as of March 31, 2008. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through March 31, 2008. Our available borrowing capacity under the U.S. and Canadian revolving facilities at March 31, 2008 was $181,644 and $22,897, respectively.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. These notes mature in 10 years, on December 15, 2016 and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed on a senior unsecured basis by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of the notes for publicly traded notes on July 25, 2007. On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture.
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
     We account for our stock-based compensation awards pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R, whereby we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. We record stock compensation expense associated with our stock-based compensation awards pursuant to SFAS No. 123R in accordance with the transition guidance of that statement, as further described in our Annual Report on Form 10-K as of December 31, 2007.
     On January 31, 2008, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 287,500 shares of non-vested restricted stock at a grant price of $15.90 per share. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $4,571 ratably over the three-year vesting period. In addition, we granted 345,000 stock options to purchase shares of our common stock at an exercise price of $15.90 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. Further, we plan to seek shareholder approval to increase the shares available for grant through our stock compensation plans, pursuant to which we expect to issue additional non-vested restricted stock to our senior management and directors in May 2008. The fair value of the stock options granted during the quarter ended March 31, 2008 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Quarter Ended
March 31,
Assumptions:	2008
Risk-free rate	2.82%
Expected term (in years)	5.1
Volatility	25%

Calculated fair value per option	$4.39
     We completed our initial public offering in April 2006. Therefore, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted during the quarter ended March 31, 2008.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,362 over the vesting period of these 2008 stock option grants. For the quarter ended March 31, 2008, we have recognized expense related to these stock option grants totaling $76, which represents a reduction of net income before taxes. The impact on net income for the quarter ended March 31, 2008 was a reduction of $49, resulting in no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,286 as of March 31, 2008 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended March 31, 2008 and 2007, we recognized compensation expense associated with all stock option awards totaling $1,266 and $1,110, respectively, resulting in a reduction of net income of $810 and $688, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended March 31, 2008 and 2007. Total unrecognized compensation expense associated with outstanding stock option awards at March 31, 2008 was $8,314, or $5,155 net of tax.
     The following tables provide a roll forward of stock options from December 31, 2007 to March 31, 2008 and a summary of stock options outstanding by exercise price range at March 31, 2008:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2007	3,730,761	$13.36
Granted	345,000	$15.90
Exercised	(96,995)	$5.88
Cancelled	(63,250)	$18.88

Balance at March 31, 2008	3,915,516	$13.68

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	March 31,	Remaining	Exercise	March 31,	Remaining	Exercise
Range of Exercise Price	2008	Life (months)	Price	2008	Life (months)	Price
$2.00	223,616	14	$2.00	223,616	14	$2.00
$4.48 – $4.80	461,428	18	$4.69	403,861	17	$4.68
$5.00	229,983	43	$5.00	176,987	37	$5.00
$6.69	622,666	84	$6.69	313,825	84	$6.69
$11.66	429,838	90	$11.66	271,082	90	$11.66
$15.90	345,000	118	$15.90	—	—	—
$17.60 – $19.87	819,531	106	$19.83	266,565	106	$19.83
$22.55 – $24.07	738,454	97	$23.96	235,431	97	$23.96
$26.26 – $27.11	45,000	101	$26.35	—	—	—

	3,915,516	81	$13.68	1,891,367	63	$10.26

The total intrinsic value of stock options exercised during the quarter ended March 31, 2008 was $1,329. The total intrinsic value of all vested outstanding stock options at March 31, 2008 was $23,979. Assuming all stock options outstanding at March 31, 2008 were vested, the total intrinsic value of all outstanding stock options would have been $36,270.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock based on the fair value of the shares on the date of grant and recorded ratably over the applicable vesting period. At March 31, 2008, amounts not yet recognized related to non-vested restricted stock totaled $6,526, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $4,261 related to the grant made on January 31, 2008. We recognized compensation expense associated with non-vested restricted stock totaling $920 and $685 for the quarters ended March 31, 2008 and 2007, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2007 to March 31, 2008:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2007	625,871	$9.46
Granted	287,500	$15.90
Vested	(98,119)	$10.72
Forfeited	(11,196)	$9.12

Balance at March 31, 2008	804,056	$11.62

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock and contingent shares, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters ended March 31, 2008 and 2007:

	Quarter Ended
	March 31,
	2008	2007
	(in thousands)
Weighted average basic common shares outstanding	72,562	71,503
Effect of dilutive securities:
Employee stock options	797	1,246
Non-vested restricted stock	353	272

Weighted average diluted common and potential common shares outstanding	73,712	73,021

     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters ended March 31, 2008 and 2007. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 348,161 shares and 354,541 shares for the quarters ended March 31, 2008 and 2007, respectively.
10. Segment information:
     SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular, with respect to net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of March 31, 2008. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended March 31, 2008
Revenue from external customers	$356,748	$60,987	$37,528	$—	$455,263
Inter-segment revenues	$84	$192	$10,918	$(11,194)	$—
EBITDA, as defined	$113,056	$13,795	$5,614	$(7,955)	$124,510
Depreciation and amortization	$34,123	$5,125	$775	$559	$40,582

Operating income (loss)	$78,933	$8,670	$4,839	$(8,514)	$83,928
Capital expenditures	$42,268	$8,471	$345	$248	$51,332

As of March 31, 2008
Segment assets	$1,679,551	$286,980	$86,589	$22,772	$2,075,892

Quarter Ended March 31, 2007
Revenue from external customers	$307,639	$58,396	$41,032	$—	$407,067
Inter-segment revenues	$71	$349	$11,133	$(11,553)	$—
EBITDA, as defined	$104,162	$18,068	$5,157	$(6,214)	$121,173
Depreciation and amortization	$24,284	$3,635	$678	$373	$28,970

Operating income (loss)	$79,878	$14,433	$4,479	$(6,587)	$92,203
Capital expenditures	$88,350	$7,272	$4,041	$239	$99,902

As of December 31, 2007
Segment assets	$1,651,653	$287,563	$89,492	$26,051	$2,054,759
     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters ended March 31, 2008 and 2007:

	Quarters Ended
	March 31,
	2008	2007
Segment operating income	$83,928	$92,203
Interest expense	15,919	15,625
Interest income	(625)	(212)
Income taxes	24,708	29,179
Minority interest	—	261

Net income	$43,926	$47,350

     Changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2008 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2007	$513,704	$34,297	$12,487	$560,488
Acquisitions	6,370	—	—	6,370
Contingency adjustment and other (a)	142	—	—	142
Foreign currency translation	(1,464)	—	—	(1,464)

Balance at March 31, 2008	$518,752	$34,297	$12,487	$565,536

(a)	The contingency adjustment represents additional costs associated with 2007 acquisitions.
11. Legal matters and contingencies:
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
     Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
     We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability policy. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
12. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007; (2) unaudited condensed consolidating statements of operations for the quarters ended March 31, 2008 and 2007; and (3) unaudited condensed consolidating statements of cash flows for the quarters ended March 31, 2008 and 2007.

Condensed Consolidating Balance Sheet
March 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$12,923	$3,826	$4,316	$(10,579)	$10,486
Trade accounts receivable, net	39	306,029	42,286	—	348,354
Inventory, net	—	41,585	12,368	—	53,953
Prepaid expenses and other current assets	—	23,115	1,547	—	24,662

Total current assets	12,962	374,555	60,517	(10,579)	437,455
Property, plant and equipment, net	4,604	972,850	67,234	—	1,044,688
Investment in consolidated subsidiaries	901,016	118,084	—	(1,019,100)	—
Inter-company receivable	886,053	100	—	(886,153)	—
Goodwill	93,792	438,102	33,642	—	565,536
Other long-term assets, net	16,019	8,570	3,624	—	28,213

Total assets	$1,914,446	$1,912,261	$165,017	$(1,915,832)	$2,075,892

Current liabilities
Current maturities of long-term debt	$—	$3,917	$49	$—	$3,966
Accounts payable	374	53,300	8,271	(10,579)	51,366
Accrued liabilities	15,582	17,446	8,268	—	41,296
Accrued payroll and payroll burdens	1,004	21,909	2,365	—	25,278
Accrued interest	17,122	—	102	—	17,224
Notes payable	7,444	—	—	—	7,444
Taxes payable	1,660	—	3,984	—	5,644

Total current liabilities	43,186	96,572	23,039	(10,579)	152,218
Long-term debt	790,000	150	17,176	—	807,326
Inter-company payable	—	886,053	100	(886,153)	—
Deferred income taxes	107,393	28,473	6,618	—	142,484

Total liabilities	940,579	1,011,248	46,933	(896,732)	1,102,028
Stockholders’ equity
Total stockholders’ equity	973,867	901,013	118,084	(1,019,100)	973,864

Total liabilities and stockholders’ equity	$1,914,446	$1,912,261	$165,017	$(1,915,832)	$2,075,892

Condensed Consolidating Balance Sheet
December 31, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$8,217	$5,606	$6,605	$(6,747)	$13,681
Trade accounts receivable, net	62	299,709	28,914	—	328,685
Inventory, net	—	43,213	13,855	—	57,068
Prepaid expenses and other current assets	7,113	20,881	896	—	28,890

Total current assets	15,392	369,409	50,270	(6,747)	428,324
Property, plant and equipment, net	4,623	974,674	55,398	—	1,034,695
Investment in consolidated subsidiaries	850,238	114,529	—	(964,767)	—
Inter-company receivable	883,247	371	—	(883,618)	—
Goodwill	93,792	418,284	48,412	—	560,488
Other long-term assets, net	14,804	12,509	3,939	—	31,252

Total assets	$1,862,096	$1,889,776	$158,019	$(1,855,132)	$2,054,759

Current liabilities
Current maturities of long-term debt	$—	$605	$70	$—	$675
Accounts payable	1,364	61,419	8,631	(6,747)	64,667
Accrued liabilities	5,792	40,071	7,425	—	53,288
Accrued payroll and payroll burdens	1,278	22,007	1,217	—	24,502
Accrued interest	4,462	—	91	—	4,553
Notes payable	15,319	35	—	—	15,354
Taxes payable	—	—	6,506	—	6,506

Total current liabilities	28,215	124,137	23,940	(6,747)	169,545
Long-term debt	810,000	3,692	12,295	—	825,987

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Inter-company payable	—	883,247	371	(883,618)	—
Minority interest	93,557	28,462	6,885	—	128,904

Total liabilities	931,772	1,039,538	43,491	(890,365)	1,124,436
Stockholders’ equity
Total stockholders’ equity	930,324	850,238	114,528	(964,767)	930,323

Total liabilities and stockholders’ equity	$1,862,096	$1,889,776	$158,019	$(1,855,132)	$2,054,759

Condensed Consolidated Statement of Operations
Quarter Ended March 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$377,006	$41,821	$(1,092)	$417,735
Product	—	25,948	11,580	—	37,528

	—	402,954	53,401	(1,092)	455,263
Service expenses	—	224,155	28,642	(1,092)	251,705
Product expenses	—	20,093	7,388	—	27,481
Selling, general and administrative expenses	7,956	39,671	3,940	—	51,567
Depreciation and amortization	322	37,459	2,801	—	40,582

Income from continuing operations before interest, taxes and minority interest	(8,278)	81,576	10,630	—	83,928
Interest expense	16,190	3,335	178	(3,784)	15,919
Interest income	(3,800)	(561)	(48)	3,784	(625)
Equity in earnings of consolidated affiliates	(54,319)	(7,209)	—	61,528	—

Income from continuing operations before taxes and minority interest	33,651	86,011	10,500	(61,528)	68,634
Taxes	(10,276)	31,693	3,291	—	24,708

Net income	$43,927	$54,318	$7,209	$(61,528)	$43,926

Condensed Consolidated Statement of Operations
Quarter Ended March 31, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$327,729	$39,555	$(1,249)	$366,035
Product	—	29,882	11,150	—	41,032

	—	357,611	50,705	(1,249)	407,067
Service expenses	—	177,026	27,736	(1,249)	203,513
Product expenses	—	23,938	7,873	—	31,811
Selling, general and administrative expenses	6,214	41,029	3,327	—	50,570
Depreciation and amortization	197	26,606	2,167	—	28,970

Income from continuing operations before interest, taxes and minority interest	(6,411)	89,012	9,602	—	92,203
Interest expense	15,450	6,409	305	(6,539)	15,625
Interest income	(6,577)	(121)	(53)	6,539	(212)
Equity in earnings of consolidated affiliates	(56,739)	(6,427)	—	63,166	—

Income from continuing operations before taxes and minority interest	41,455	89,151	9,350	(63,166)	76,790
Taxes	(5,895)	32,412	2,662	—	29,179

Income from continuing operations before minority interest	47,350	56,739	6,688	(63,166)	47,611
Minority interest	—	—	261	—	261

Net income	$47,350	$56,739	$6,427	$(63,166)	$47,350

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income	$43,927	$54,318	$7,209	$(61,528)	$43,926
Items not affecting cash:
Equity in earnings of consolidated affiliates	(54,319)	(7,209)	—	61,528	—
Depreciation and amortization	322	37,459	2,801	—	40,582
Other	2,152	15,600	765	—	18,517
Changes in operating assets and liabilities, net of effect of acquisitions	42,512	(51,596)	(14,225)	(3,832)	(27,141)

Net cash provided by operating activities	34,594	48,572	(3,450)	(3,832)	75,884

Investing activities:
Business acquisitions, net of cash acquired	—	(9,309)	—	—	(9,309)
Additions to property, plant and equipment	(248)	(47,108)	(3,976)	—	(51,332)
Inter-company advances	(2,806)	—	—	2,806	—
Other	—	3,357	42	—	3,399

Net cash provided by (used for) investing activities	(3,054)	(53,060)	(3,934)	2,806	(57,242)

Financing activities:
Issuances of long-term debt	95,535	—	5,997	—	101,532
Repayments of long-term debt	(115,534)	(369)	(999)	—	(116,902)
Repayments of notes payable	(7,910)	—	—	—	(7,910)
Inter-company borrowings (repayments)	—	3,077	(271)	(2,806)	—
Proceeds from issuances of common stock	570	—	—	—	570
Other	505	—	—	—	505

Net cash provided by (used in) financing Activities	(26,834)	2,708	4,727	(2,806)	(22,205)
Effect of exchange rate changes on cash	—	—	368	—	368

Change in cash and cash equivalents	4,706	(1,780)	(2,289)	(3,832)	(3,195)
Cash and cash equivalents, beginning of period	8,217	5,606	6,605	(6,747)	13,681

Cash and cash equivalents, end of period	$12,923	$3,826	$4,316	$(10,579)	$10,486

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income	$47,350	$56,739	$6,427	$(63,166)	$47,350
Items not affecting cash:
Equity in earnings of consolidated affiliates	(56,739)	(6,427)	—	63,166	—
Depreciation and amortization	197	26,606	2,167	—	28,970
Other	32,397	(21,701)	(1,925)	—	8,771
Changes in operating assets and liabilities, net of effect of acquisitions	17,203	(4,744)	(6,840)	(5,519)	100

Net cash provided by operating activities	40,408	50,473	(171)	(5,519)	85,191

Investing activities:
Business acquisitions, net of cash acquired	—	(12,055)	(93)	—	(12,148)
Additions to property, plant and equipment	(240)	(96,156)	(3,506)	—	(99,902)
Inter-company advances	(60,171)	—	—	60,171	—
Other	1,485	(102)	225	—	1,608

Net cash used for investing activities	(58,926)	(108,313)	(3,374)	60,171	(110,442)

Financing activities:

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Issuances of long-term debt	103,139	—	4,485	—	107,624
Repayments of long-term debt	(71,807)	(196)	(211)	—	(72,214)
Repayments of notes payable	(11,956)	—	—	—	(11,956)
Inter-company borrowings (repayments)	—	62,155	(1,984)	(60,171)	—
Proceeds from issuances of common stock	981	—	—	—	981
Other	1,270	—	—	—	1,270

Net cash provided by (used in) financing activities	21,627	61,959	2,290	(60,171)	25,705
Effect of exchange rate changes on cash	—	—	(228)	—	(228)

Change in cash and cash equivalents	3,109	4,119	(1,483)	(5,519)	226
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$9,626	$13,652	$5,829	$(9,007)	$20,100

13. Recent accounting pronouncements and authoritative literature:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of March 31, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidating Financial Statements—an Amendment of ARB No. 51.” This pronouncement establishes accounting and reporting standards for non-controlling interests, commonly referred to as minority interests. Specifically, this statement requires that the non-controlling interest be presented as a component of equity on the balance sheet, and that net income be presented prior to adjustment for the non-controlling interests’ portion of earnings with the portion of net income attributable to the parent company and the non-controlling interest both presented on the face of the statement of operations. In addition, this pronouncement provides a single method of accounting for changes in the parent’s ownership interest in the non-controlling entity, and requires the parent to recognize a gain or loss in net income when a subsidiary with a non-controlling interest is deconsolidated. Additional disclosure items are required related to the non-controlling interest. This pronouncement becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement should be applied prospectively as of the beginning of the fiscal year that the statement is adopted. However, the disclosure requirements must be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement becomes effective at the beginning of the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively. We are currently evaluating the impact that this statement may have on our financial positions, results of operations and cash flows.

14. Subsequent events:
     On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62,120 in cash, net of cash acquired, which includes a working capital adjustment of $1,608. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends for up to three years from the date each fleet is placed into service. We expect to spend an additional $20,000 in 2008 on capital equipment related to these contracted frac fleets. Thus, we expect our total investment in this operation to be approximately $82,120. The initial purchase price allocation associated with this acquisition has not yet been finalized. Any goodwill associated with this acquisition will be allocated entirely to the completion and production services business segment. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract, which was entered into at the time of the acquisition, provides a stable revenue stream from which to expand our pressure pumping business outside of this region.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2008 and for the quarters ended March 31, 2008 and 2007, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statement contained in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements.
     References to “Complete,” the “Company,” “we,” “our” and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Complete Production Services, Inc. and its consolidated affiliates.
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
     Drilling Services. Through our drilling services segment, we provide services and equipment that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation throughout our service area. Our drilling rigs primarily operate in and around the Barnett Shale region of north Texas.
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
     We believe there is a correlation between the number of active drilling rigs and the level of spending for exploration and development of new and existing hydrocarbon reserves by our customers in the oil and gas industry. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Weatherford/AESC Service Rig Count for “Active Rigs,” respectively.
AVERAGE RIG COUNTS

	Quarter	Quarter
	Ended	Ended
	3/31/08	3/31/07
BHI Rotary Rig Count:
U.S. Land	1,712	1,651
U.S. Offshore	58	83

Total U.S	1,770	1,734
Canada	516	521

Total North America	2,286	2,255

Source: BHI (www.BakerHughes.com)

	Quarter	Quarter
	Ended	Ended
	3/31/08	3/31/07
Weatherford/AESC Service Rig Count (Active Rigs):
United States	2,463	2,370
Canada	716	753

Total North America	3,179	3,123

Source: Weatherford/AESC Service Rig Count for “Active Rigs”

Outlook
     Our growth strategy includes a focus on internal growth in the basins in which we currently operate and we seek to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     Strategic acquisitions are an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $9.3 million to acquire a fishing, rental and foam unit services business in February 2008, and $62.1 million, net of cash acquired, to acquire a pressure pumping business in north Texas in April 2008 (see “—Acquisitions”).
     During the quarters ended March 31, 2008 and 2007, we invested $51.3 million and $99.9 million, respectively, in equipment additions and other capital expenditures. We currently expect our capital expenditures in 2008 to be $170.0 million compared to actual capital expenditures in 2007 of $372.6 million. This reduction in capital expenditures for 2008 compared to 2007 was due to our desire to evaluate our market position by reviewing our overall financial strength and debt to capitalization position and assessing the short-term potential for over-capacity in certain markets in which we operate. Our capital expenditures for the twelve months ended March 31, 2008 were $324.0 million, the majority of which was spent for growth capital. We expect to continue to benefit from equipment placed into service during the past twelve months, assuming that utilization of our equipment remains at current levels or higher. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Our customers are directly impacted by the volatility of commodity prices in the oil and gas industry, which affects their spending levels, and directly impacts the use of oilfield service providers. As we have evaluated our business environment over recent periods, we believe the following trends have emerged: (1) our competitors have placed additional equipment into service in the markets in which we operate; (2) we have experienced pricing pressure in certain geographic areas for certain business lines due to competitive market forces; (3) oilfield activity is steady and rig counts are favorable due to relatively high oil and gas commodity prices; (4) fuel and labor costs have risen and may continue to do so in the short-term; and (5) our customers are investing in unconventional resource plays, which may require service companies to provide newer, more complex equipment and to possess more technical expertise to assist the customer to explore and develop these resource plays.
     We, and many of our competitors, have invested in new equipment over the past several years, some of which requires long lead times to manufacture. As more of this equipment is placed into service, there could be excess capacity in the industry, which we believe may negatively impact our utilization rates and pricing for certain service offerings. In addition, as new equipment enters the market, we must compete for employees to crew the equipment, which puts inflationary pressure on labor costs. Our equipment fleet is relatively new, as we made significant investments in new equipment over the past two years and expect to continue to invest in equipment to the extent that we expect demand to remain high for certain of our service offerings, in particular, our pressure pumping, well service and coiled tubing services. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.
     We continue to believe that the overall long-term outlook for our business remains favorable from an activity perspective, particularly in the basins in which we operate. We believe that the fundamentals in these markets are good, and we continue to invest in these markets. For example, in April 2008, we made an acquisition of a pressure pumping business in north Texas which increased the size of our pressure pumping operation in that area (see “—Acquisitions”). We believe that pricing for our products and services will remain relatively steady during the short-term. Our customers have indicated that they are optimistic about activity levels for 2008, and we believe we have the technical expertise and operational capabilities to assist these customers to achieve their production and development goals.

Acquisitions
     During the period from January 1, 2008 through April 30, 2008, we acquired substantially all the assets of two oilfield service companies for $71.4 million in cash, net of cash acquired. These acquisitions are subject to final working capital adjustments.
•	On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc. for $9.3 million in cash, resulting in goodwill of $6.4 million. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain region.

•	On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.1 million in cash, net of cash acquired, which includes a working capital adjustment of $1.6 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We expect to spend an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, we expect our total investment in this operation to be approximately $89.6 million. The initial purchase price allocation associated with this acquisition has not yet been finalized. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2008.

Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2008/	2008/
	3/31/08	3/31/07	2007	2007
	(unaudited, in thousands)
Revenue:
Completion and production services	$356,748	$307,639	$49,109	16%
Drilling services	60,987	58,396	2,591	4%
Product sales	37,528	41,032	(3,504)	(9%)

Total	$455,263	$407,067	$48,196	12%

EBITDA:
Completion and production services	$113,056	$104,162	$8,894	9%
Drilling services	13,795	18,068	(4,273)	(24%)
Product sales	5,614	5,157	457	9%
Corporate	(7,955)	(6,214)	(1,741)	28%

Total	$124,510	$121,173	$3,337	3%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters ended March 31, 2008 and 2007 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended March 31, 2008
EBITDA, as defined	$113,056	$13,795	$5,614	$(7,955)	$124,510
Depreciation and amortization	$34,123	$5,125	$775	$559	$40,582

Operating income (loss)	$78,933	$8,670	$4,839	$(8,514)	$83,928

Quarter Ended March 31, 2007
EBITDA, as defined	$104,162	$18,068	$5,157	$(6,214)	$121,173
Depreciation and amortization	$24,284	$3,635	$678	$373	$28,970

Operating income (loss)	$79,878	$14,433	$4,479	$(6,587)	$92,203

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007 (Unaudited)
     Revenue
     Revenue for the quarter ended March 31, 2008 increased by $48.2 million, or 12%, to $455.3 million from $407.1 million for the quarter ended March 31, 2007. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $49.1 million, or 16%, for the quarter primarily due to revenues earned as a result of additional capital investment in our coiled tubing, pressure pumping, well servicing, rental and fluid-handling businesses in 2007 and during the quarter ended March 31, 2008. We experienced favorable results for our pressure pumping, fluid handling, well service and Mexican coiled tubing businesses, when comparing the first quarter of 2008 to the same period in 2007. Our results for Canada were down slightly, consistent with our expectations, and revenues for our rental business declined. In addition, we acquired a small fishing and rental business in February 2008 which provided incremental revenues for 2008 and completed a series of small acquisitions in 2007 which provided incremental revenues for 2008 compared to 2007 due to the timing of those acquisitions.

•	Drilling Services. Segment revenue increased $2.6 million, or 4%, for the quarter primarily due to additional capital invested in contract drilling and our drilling logistics businesses in 2007 and into 2008, somewhat offset by lower pricing and lower utilization of our equipment in 2008 compared to 2007, which resulted from an increase in new equipment placed into service by our competitors in the markets that we serve.

•	Product Sales. Segment revenue decreased $3.5 million, or 9%, for the quarter, fueled primarily by a decrease in sales of goods through our supply store business. During the first quarter of 2007, we experienced an increase in demand for these products due to higher drilling activity levels in the Barnett Shale region of north Texas, and due to the expansion of the tubular goods product line offered through those supply stores. For the first quarter of 2008, activity levels have declined in the region, the product mix has changed and sales of tubular goods are comparatively lower.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $43.9 million, or 19%, to $279.2 million for the quarter ended March 31, 2008 from $235.3 million for the quarter ended March 31, 2007. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended March 31, 2008 and 2007:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
	3/31/08	3/31/07	Change
Segment:
Completion and production services	59%	55%	4%
Drilling services	70%	59%	11%
Product sales	73%	78%	(5%)
Total	61%	58%	3%
     Service and product expenses as a percentage of revenue increased for the quarter ended March 31, 2008 compared to the same period in 2007. Margins by business segment were impacted by acquisitions, pricing, utilization and costs.
•	Completion and Production Services. The increase in service and product expenses as a percentage of revenue for this business segment reflects higher operating costs in 2008, especially labor and fuel costs. Our equipment utilization rates in some markets in which we operate have declined for certain business lines, such as our rental business, when comparing the first quarter of 2008 to the same period in 2007. We have also experienced pricing pressure for many of our service lines throughout 2007 and into 2008, resulting in less favorable operating margins on a year-over-year basis.

•	Drilling Services. The increase in service and product expenses as a percentage of revenue for this business segment represented a decline in margin during 2008 compared to 2007 due to: (1) lower pricing for our contract drilling and drilling logistics businesses, (2) higher operating costs associated primarily with labor and fuel, (3) lower utilization of our equipment, specifically impacting our drilling rigs business, due primarily to more market competition, as our competitors have recently deployed additional rigs into the markets we serve.

•	Product Sales. The decrease in service and product expenses as a percentage of revenue for the products segments was primarily due to the mix of products sold through our supply stores, including a decrease in sales of relatively lower-margin tubular goods in 2008 compared to 2007, and the timing of equipment sales and refurbishment associated with our Southeast Asian operations.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $1.0 million, or 2%, for the quarter ended March 31, 2008 to $51.6 million from $50.6 million during the quarter ended March 31, 2007. This increase in expenses was due primarily to acquisitions during the twelve months ended March 31, 2008, which required additional costs related to headcount, property rental expense, insurance expense and other administrative costs, as well as higher costs associated with stock-based compensation expense in 2008 compared to 2007 and an increase in the loss on the disposition of fixed assets for the respective periods. As a percentage of revenues, selling, general and administrative expense was 11% and 12% for the quarters ended March 31, 2008 and 2007, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $11.6 million, or 40%, to $40.6 million for the quarter ended March 31, 2008 from $29.0 million for the quarter ended March 31, 2007. The increase in depreciation and amortization expense was the result of placing into service much of the equipment that was purchased during the twelve months ended March 31, 2008, which totaled approximately $324.0 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2007 and in February 2008, which may not have contributed a full-quarter of depreciation expense during the quarter ended March 31, 2007 due to the timing of the acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 9% from 7% for the quarters ended March 31, 2008 and 2007, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent years as we continue to place equipment into service.
     Interest Expense
     Interest expense increased $0.3 million, or 2%, to $15.9 million for the quarter ended March 31, 2008 from $15.6 million for the quarter ended March 31, 2007. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, offset by lower interest rates in 2008 compared to 2007. The weighted-average interest rate of borrowings outstanding at March 31, 2008 and 2007 was 7.45% and 7.74%, respectively.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. Tax expense was 36.0% and 38.0% of pretax income for the quarters ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 compared to 2007 related to: (1) the impact of state and provincial taxes, (2) the incremental benefit of the domestic production activities deduction, and (3) tax rate differentials in the jurisdictions in which we operate and the mix of earnings for the respective periods in those jurisdictions.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our coiled tubing, wireline and production testing fleets, pressure pumping fleets and fluid handling equipment; increasing and replacing rental tool and well service rigs; and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt which was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering on April 26, 2006.

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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Quarter Ended
	March 31,
	2008	2007
Cash flows provided by (used in):
Operating activities	$75,884	$85,191
Investing activities	(57,242)	(110,442)
Financing activities	(22,205)	25,705
     Net cash provided by operating activities decreased $9.3 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This decline in operating cash flows reflects the use of cash to pay higher operating costs including payroll and fuel costs, and a decline in payables and other accrued liabilities as there were fewer payables associated with capital expenditures in 2008 compared to 2007. In addition, our operating cash flows were impacted by the timing of business acquisitions throughout 2007 and into the first quarter of 2008.
     Net cash used in investing activities declined by $53.2 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, primarily due to a decline in capital expenditures for equipment in 2008. Due to concerns of potential equipment over-capacity in the oil and gas industry in the markets in which we serve, we reduced our capital spending plan for 2008 and focused our efforts on equipment investments which expand our strategic growth initiatives. In addition, we invested $2.8 million less in business acquisitions during the quarter ended March 31, 2008 compared to the same period in 2007. We continue to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental cash flows.
     Net cash used by financing activities was $22.2 million for the quarter ended March 31, 2008 compared to net cash provided by financing activities of $25.7 million for the quarter ended March 31, 2007. The primary use of funds for financing activities in 2008 was net repayments of borrowings under long-term revolving credit facilities of $15.4 million, compared to net borrowings of $35.4 million for the same period in 2007. In the prior year, we utilized borrowings under our debt facilities to fund a larger portion of our capital expenditures, acquisitions, federal income tax payments and interest on our long-term senior notes. For the first quarter of 2008 compared to the same period in 2007, we have invested less in acquisitions and capital expenditures and used the funds generated from operating activities to retire a portion of our outstanding borrowings as of March 31, 2008. Our long-term debt balances, including current maturities, were $811.3 million and $826.7 million as of March 31, 2008 and December 31, 2007, respectively.
     We currently expect to expend $170.0 million for investment in capital expenditures during the year ended December 31, 2008, which includes $20.0 million of new equipment related to the Frac Source contract. We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next 12 months.
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
     Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of the notes for publicly traded notes on July 25, 2007.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2008.
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
     Borrowings of $140.0 million and $17.1 million were outstanding under the U.S. and Canadian revolving credit facilities at March 31, 2008, respectively. The U.S. revolving credit facility bore interest at 5.18% at March 31, 2008, and the Canadian revolving credit facility bore interest at 5.50% at March 31, 2008. For the quarter ended March 31, 2008, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 5.21%. In addition, there were letters of credit outstanding which totaled $38.4 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at March 31, 2008 to $181.6 million under the U.S. revolving portion of the facility and $22.9 million under the Canadian revolving portion of the facility. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. As of April 30, 2008, we had $216.3 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2007, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $51.3 million for equipment purchases and other capital expenditures during the quarter ended March 31, 2008, which does not include amounts paid in connection with acquisitions.

     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of March 31, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidating Financial Statements—an Amendment of ARB No. 51.” This pronouncement establishes accounting and reporting standards for non-controlling interests, commonly referred to as minority interests. Specifically, this statement requires that the non-controlling interest be presented as a component of equity on the balance sheet, and that net income be presented prior to adjustment for the non-controlling interests’ portion of earnings with the portion of net income attributable to the parent company and the non-controlling interest both presented on the face of the statement of operations. In addition, this pronouncement provides a single method of accounting for changes in the parent’s ownership interest in the non-controlling entity, and requires the parent to recognize a gain or loss in net income when a subsidiary with a non-controlling interest is deconsolidated. Additional disclosure items are required related to the non-controlling interest. This pronouncement becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement should be applied prospectively as of the beginning of the fiscal year that the statement is adopted. However, the disclosure requirements must be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS No. 160 may have on our financial position, results of operations and cash flows.
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement becomes effective at the beginning of the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively. We are currently evaluating the impact that this statement may have on our financial position, results of operations and cash flows.
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
     For the quarter ended March 31, 2008, approximately 6% of our revenues and 6% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2008 by approximately $0.3 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2008 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 19% of our debt at March 31, 2008 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of March 31, 2008, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.6 million per year and reduce operating cash flows by approximately $1.0 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.
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

     Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.
     We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability policy. Although we do not believe it is probable that we will incur additional costs pursuant to this provision, we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K as of December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 17, 2006 (File No. 333-128750))

3.2	—	Amended and Restated Bylaws, dated February 21, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on February 27, 2008)

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

May 2, 2008	By:	/s/ J. Michael Mayer

Date		J. Michael Mayer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 17, 2006 (File No. 333-128750))

3.2	—	Amended and Restated Bylaws, dated February 21, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on February 27, 2008)

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith