Form 10-Q
period 2008-06-30
Complete Production Services, Inc.
filed 2008-08-01
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File No. 1-32858

Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	72-1503959 (I.R.S. Employer Identification No.)

11700 Katy Freeway, Suite 300 Houston, Texas (Address of principal executive offices)	77079 (Zip Code)
Registrant’s telephone number, including area code: (281) 372-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of July 31, 2008:     74,948,194

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007

	2008	2007
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,719	$13,624
Trade accounts receivable, net	329,090	305,682
Inventory, net	34,482	29,877
Prepaid expenses	25,610	23,743
Other current assets	13,823	5,092
Current assets held for sale	—	50,307

Total current assets	420,724	428,325
Property, plant and equipment, net	1,107,897	1,013,190
Intangible assets, net of accumulated amortization of $7,327 and $5,762, respectively	16,088	10,606
Deferred financing costs, net of accumulated amortization of $3,246 and $2,455, respectively	13,403	14,194
Goodwill	569,569	549,130
Other long-term assets	3,947	6,264
Long-term assets held for sale	—	33,050

Total assets	$2,131,628	$2,054,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,742	$398
Accounts payable	60,214	56,407
Accrued liabilities	73,343	57,125
Accrued payroll and payroll burdens	21,782	24,050
Notes payable	5,414	15,354
Taxes payable	1,786	6,506
Current liabilities of held for sale operations	—	9,705

Total current liabilities	166,281	169,545
Long-term debt	788,150	825,985
Deferred income taxes	148,186	126,821
Long-term liabilities of held for sale operations	—	2,085

Total liabilities	1,102,617	1,124,436
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 73,793,667 (2007 — 72,509,511) issued	738	725
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	605,706	581,404
Retained earnings	394,447	317,535
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	28,322	30,861

Total stockholders’ equity	1,029,011	930,323

Total liabilities and stockholders’ equity	$2,131,628	$2,054,759

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue:
Service	$425,848	$355,620	$830,811	$710,347
Product	15,237	11,194	27,452	22,689

	441,085	366,814	858,263	733,036
Service expenses	264,142	197,344	506,354	393,762
Product expenses	10,730	8,000	18,550	16,285
Selling, general and administrative expenses	48,036	51,134	95,454	97,528
Depreciation and amortization	43,037	32,375	82,288	60,329

Income before interest, taxes and minority interest	75,140	77,961	155,617	165,132
Interest expense	15,515	15,055	31,430	30,668
Interest income	(762)	(316)	(1,387)	(528)

Income before taxes and minority interest	60,387	63,222	125,574	134,992
Taxes	20,544	23,322	43,956	50,615

Income before minority interest	39,843	39,900	81,618	84,377
Minority interest	—	(205)	—	56

Income from continuing operations	39,843	40,105	81,618	84,321
Income (loss) from discontinued operations (net of tax expense of $2,569, $2,213, $3,865 and $4,099, respectively)	(6,857)	3,678	(4,706)	6,812

Net income	$32,986	$43,783	$76,912	$91,133

Earnings per share information:
Continuing operations	$0.54	$0.56	$1.12	$1.18
Discontinued operations	(0.09)	0.05	(0.06)	0.09

Basic earnings per share	$0.45	$0.61	$1.06	$1.27

Continuing operations	$0.54	$0.55	$1.10	$1.15
Discontinued operations	(0.10)	0.05	(0.06)	0.10

Diluted earnings per share	$0.44	$0.60	$1.04	$1.25

Weighted average shares:
Basic	73,171	71,916	72,866	71,711
Diluted	74,407	73,367	74,059	73,195
Consolidated Statements of Comprehensive Income
Quarters and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$32,986	$43,783	$76,912	$91,133
Change in cumulative translation adjustment	1,107	7,096	(2,539)	7,852

Comprehensive income	$34,093	$50,879	$74,373	$98,985

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2008 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)

Balance at December 31, 2007	72,509,511	$725	$581,404	$317,535	$(202)	$30,861	$930,323
Net income	—	—	—	76,912	—	—	76,912
Cumulative translation adjustment	—	—	—	—	—	(2,539)	(2,539)
Issuance of common stock:
Exercise of stock options	1,148,761	12	10,986	—	—	—	10,998
Expense related to employee stock options	—	—	2,566	—	—	—	2,566
Excess tax benefit from share-based compensation	—	—	8,500	—	—	—	8,500
Vested restricted stock	135,395	1	(1)	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,251	—	—	—	2,251

Balance at June 30, 2008	73,793,667	$738	$605,706	$394,447	$(202)	$28,322	$1,029,011

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007 (unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$76,912	$91,133
Items not affecting cash:
Depreciation and amortization	84,354	62,462
Deferred income taxes	23,491	7,665
Loss on sale of discontinued operations	6,782	—
Minority interest	—	56
Excess tax benefit from share-based compensation	(8,500)	(4,599)
Non-cash compensation expense	4,817	3,731
Other	2,572	4,354
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(408)	(12,463)
Inventory	(2,798)	(13,929)
Prepaid expense and other current assets	(1,796)	6,997
Accounts payable	(7,440)	(948)
Accrued liabilities and other	2,017	(4,535)

Net cash provided by operating activities	180,003	139,924

Investing activities:
Business acquisitions, net of cash acquired	(71,862)	(40,468)
Additions to property, plant and equipment	(134,381)	(194,479)
Proceeds from sale of discontinued operations	50,150	—
Collection of notes receivable	2,016	—
Proceeds from disposal of capital assets	3,602	3,840

Net cash used in investing activities	(150,475)	(231,107)

Financing activities:
Issuances of long-term debt	138,200	192,901
Repayments of long-term debt	(173,120)	(103,605)
Repayment of notes payable	(9,940)	(14,604)
Proceeds from issuances of common stock	10,998	2,944
Excess tax benefit from share-based compensation	8,500	4,599

Net cash (used in) provided by financing activities	(25,362)	82,235

Effect of exchange rate changes on cash	(71)	(1,265)

Change in cash and cash equivalents	4,095	(10,213)
Cash and cash equivalents, beginning of period	13,624	19,874

Cash and cash equivalents, end of period	$17,719	$9,661

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$27,205	$27,750
Cash paid for taxes	$30,606	$44,340

Non-cash investing and financing activities:
Debt acquired in acquisition	$429	$—
Assets received as proceeds from the sale of disposal group	$7,987	$—
See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
1. General:
(a) Nature of operations:
     Complete Production Services, Inc. is a provider of specialized services and products focused on developing hydrocarbon reserves, reducing operating costs and enhancing production for oil and gas companies. Complete Production Services, Inc. focuses its operations on basins within North America and manages its operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, North Dakota, western Canada, Mexico and Southeast Asia.
     References to “Complete,” the “Company,” “we,” “our” and similar phrases used throughout this Quarterly Report on Form 10-Q relate collectively to Complete Production Services, Inc. and its consolidated affiliates.
     On April 20, 2006, in connection with our initial public offering, we became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering.
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2008 and the statements of operations and the statements of comprehensive income for the quarters and six-month periods ended June 30, 2008 and 2007, as well as the statement of stockholders’ equity for the six months ended June 30, 2008 and the statements of cash flows for the six-month periods ended June 30, 2008 and 2007. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
     In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to impairment of long-lived assets and goodwill, contingencies, and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2007 amounts in order to present these results on a comparable basis with amounts for 2008.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. Accordingly, we have revised our financial statement presentation for all periods presented to classify the assets and liabilities of this disposal group as held for sale and the related results of operations as discontinued operations. See Note 10, Discontinued Operations.

2. Business combinations:
     On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc. for $9,464 in cash, which includes a working capital adjustment of $184, resulting in goodwill of $6,227. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain Region.
     On April 15, 2008, we acquired all the equity interests of Frac Source, Inc., a pressure pumping business based in Granbury, Texas, for $62,369 in cash, net of cash acquired, and recorded goodwill of $15,068. This acquisition supplements our pressure pumping business in the Barnett Shale of north Texas. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service.
     We accounted for each of these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for these acquired businesses were included in our accounts and results of operations since the date of acquisition, and the related goodwill was allocated entirely to the completion and production services business segment. The following table summarizes our preliminary purchase price allocations for these acquisitions as of June 30, 2008, each of which is yet to be finalized:

	KR Fishing
	& Rental	Frac Source	Totals
Net assets acquired:
Property, plant and equipment	$2,673	$42,265	$44,938
Non-cash working capital	234	(1,806)	(1,572)
Net deferred tax assets	—	311	311
Long-term capital lease obligations	—	(279)	(279)
Intangible assets	330	6,810	7,140
Goodwill	6,227	15,068	21,295

Net assets acquired	$9,464	$62,369	$71,833

Consideration:
Cash, net of cash and cash equivalents acquired	$9,464	$62,369	$71,833

     The purchase price of these acquired businesses was negotiated as an arm’s length transaction with the seller. We use various valuation techniques, including an earnings multiple approach, to evaluate acquisition targets. We also consider precedent transactions which we have undertaken and similar transactions of others in our industry. To determine the fair value of assets acquired, we generally retain third-party consultants to assist with the valuation of identifiable intangible assets and to evaluate property, plant and equipment acquired based upon, at minimum, the replacement cost of the assets. Working capital items are deemed to be acquired at fair market value.
     We calculated the pro forma impact of the businesses we acquired on our operating results for the quarters and six months ended June 30, 2008 and 2007. The following pro forma results give effect to each of these acquisitions, assuming that each occurred on January 1, 2008 and 2007, as applicable. For purposes of this pro forma calculation, we use historical financial information obtained from the sellers and certain management assumptions. We assume debt service costs based on the actual cash investments, calculated at a rate of 7% per annum, less an assumed tax benefit calculated at our statutory rate of 35%. Each of these acquisitions related to our continuing operations, and thus had no pro forma impact on discontinued operations presented in the accompanying statements of operations.
     In conjunction with the sale of a disposal group in May 2008, we received cash, as well as property, plant and equipment with a fair market value of $7,987. The receipt of this equipment has been treated as a non-cash item in the accompanying cash flow statement at June 30, 2008. To value these assets, a valuation was obtained from an independent third-party appraiser.

	Pro Forma Results
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$443,490	$371,567	$876,072	$742,542
Income from continuing operations before taxes and minority interest	$60,882	$62,575	$129,373	$133,698
Net income from continuing operations	$40,140	$39,649	$83,903	$83,410

Earnings per share information:
Basic	$0.55	$0.55	$1.15	$1.16

Diluted	$0.54	$0.54	$1.13	$1.14

     These pro forma results do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future.
3. Accounts receivable:

	June 30,	December 31,
	2008	2007
Trade accounts receivable	$267,062	$251,361
Related party receivables	9,456	8,048
Unbilled revenue	47,934	41,334
Notes receivable	312	3,378
Other receivables	9,309	7,048

	334,073	311,169
Allowance for doubtful accounts	4,983	5,487

	$329,090	$305,682

4. Inventory:

	June 30,	December 31,
	2008	2007
Finished goods	$21,123	$22,235
Manufacturing parts, materials and other	14,398	9,312

	35,521	31,547
Inventory reserves	1,039	1,670

	$34,482	$29,877

5. Property, plant and equipment:

		Accumulated
June 30, 2008	Cost	Depreciation	Net Book Value
Land	$10,001	$—	$10,001
Building	18,569	1,853	16,716
Field equipment	1,147,224	292,593	854,631
Vehicles	136,773	41,583	95,190
Office furniture and computers	15,539	6,451	9,088
Leasehold improvements	17,159	2,771	14,388
Construction in progress	107,883	—	107,883

	$1,453,148	$345,251	$1,107,897

		Accumulated
December 31, 2007	Cost	Depreciation	Net Book Value
Land	$9,259	$—	$9,259
Building	17,667	1,545	16,122
Field equipment	1,049,761	237,481	812,280
Vehicles	91,853	20,550	71,303
Office furniture and computers	12,391	4,212	8,179
Leasehold improvements	16,368	1,588	14,780
Construction in progress	81,267	—	81,267

	$1,278,566	$265,376	$1,013,190

     Construction in progress at June 30, 2008 and December 31, 2007 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and six months ended June 30, 2008, we recorded capitalized interest of $1,598 and $2,646, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee of approximately $625. Of this prepaid asset, $3,257 was recorded as a long-term asset at December 31, 2007. At June 30, 2008, this note balance totaled $5,414 and was classified as a current liability. We expect to repay this note payable in full prior to December 31, 2008.
7. Long-term debt:
     The following table summarizes long-term debt as of June 30, 2008 and December 31, 2007:

	2008	2007
U.S. revolving credit facility (a)	$127,400	$160,000
Canadian revolving credit facility (a)	10,088	12,219
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	954	714

	791,892	826,383
Less: current maturities of long-term debt and capital leases	3,742	398

	$788,150	$825,985

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement was initially comprised of a $310,000 U.S. revolving credit facility that matures in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in December 2011. The Credit Agreement is secured by substantially all of our assets. On June 29, 2007, we amended our Credit Agreement in conjunction with the restructuring of certain legal entities for tax purposes with no material changes to the financial provisions or covenants. On October 19, 2007, we amended our Credit Agreement to increase the borrowing capacity of the U.S. revolving portion of the facility from $310,000 to $360,000 and to include a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2008.

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

Borrowings under the U.S. revolving facility bore interest at rates ranging from 4.16% to 5.25%, a weighted average interest rate of 4.22%, and the Canadian revolving credit facility bore interest at 5.0% at June 30, 2008. For the six months ended June 30, 2008, the weighted average interest rate on average borrowings under the amended Credit Agreement was 4.32%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $37,669, which reduced the available borrowing capacity as of June 30, 2008. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through June 30, 2008. Our available borrowing capacity under the U.S. and Canadian revolving facilities at June 30, 2008 was $194,931 and $29,912, respectively.

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
8. Stockholders’ equity:
(a) Stock-based Compensation—Stock Options:
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
     On January 31, 2008, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 287,500 shares of non-vested restricted stock at a grant price of $15.90 per share. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $4,571 ratably over the three-year vesting period. In addition, we granted 345,000 stock options to purchase shares of our common stock at an exercise price of $15.90 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. Further, we obtained shareholder approval in May 2008 to increase the shares available for grant through our stock compensation plans. Pursuant to this approval, we issued 302,856 shares of non-vested restricted stock during the quarter ended June 30, 2008, of which 289,400 shares had grant prices ranging from $29.88 to $32.08 per share and were granted to certain members of senior management and other employees and 13,456 shares had grant prices of $29.88 per share and were granted to our directors. The fair value of the stock options granted during the six months ended June 30, 2008 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Six Months Ended
June 30,
Assumptions:	2008
Risk-free rate	2.82% to 3.24%
Expected term (in years)	5.1
Volatility	16.7% to 24.5%

Calculated fair value per option	$4.39 to $7.27
     We completed our initial public offering in April 2006. Prior to the quarter ended June 30, 2008, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted prior to the quarter ended June 30, 2008. For the second quarter of 2008, we calculated an average volatility factor for our common stock for the period April 21, 2006 through June 30, 2008. This factor was used as a variable to calculate the value of stock options granted during the quarter ended June 30, 2008.

     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,624 over the vesting period of these 2008 stock option grants. For the quarter and six months ended June 30, 2008, we have recognized expense related to these stock option grants totaling $123 and $198, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and six months ended June 30, 2008 was a reduction of $82 and $129, respectively, resulting in no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,426 as of June 30, 2008 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended June 30, 2008 and 2007, we recognized compensation expense associated with all stock option awards totaling $1,300 and $1,149, respectively, resulting in a reduction of net income of $858 and $725, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, we recognized compensation expense associated with all stock option awards totaling $2,566 and $2,259, respectively, resulting in a reduction of net income of $1,668 and $1,412, respectively, and a $0.02 and $0.01 reduction in diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively. Total unrecognized compensation expense associated with outstanding stock option awards at June 30, 2008 was $7,272, or $4,509, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2007 to June 30, 2008 and a summary of stock options outstanding by exercise price range at June 30, 2008:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2007	3,730,761	$13.36
Granted	385,000	$17.35
Exercised	(1,148,761)	$9.66
Cancelled	(120,994)	$20.11

Balance at June 30, 2008	2,846,006	$15.12

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	June 30,	Remaining	Exercise	June 30,	Remaining	Exercise
Range of Exercise Price	2008	Life (months)	Price	2008	Life (months)	Price
$2.00	61,074	13	$2.00	61,074	13	$2.00
$4.48 — $4.80	84,610	17	$4.75	84,610	17	$4.75
$5.00	127,865	52	$5.00	93,619	49	$5.00
$6.69	622,666	81	$6.69	463,240	82	$6.69
$11.66	305,423	87	$11.66	146,667	88	$11.66
$15.90	345,000	115	$15.90	—	—	—
$17.60 — $19.87	679,855	103	$19.83	150,940	103	$19.83
$22.55 — $24.07	534,513	94	$23.95	277,335	94	$23.98
$26.26 — $27.11	45,000	107	$26.35	15,000	107	$26.35
$29.88	40,000	119	$29.88	—	—	—

	2,846,006	90	$15.12	1,292,485	78	$12.26

The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2008 was $10,428 and $11,757, respectively. The total intrinsic value of all vested outstanding stock options at June 30, 2008 was $31,232. Assuming all stock options outstanding at June 30, 2008 were vested, the total intrinsic value of all outstanding stock options would have been $60,613.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock based on the fair value of the shares on the date of grant and recorded ratably over the applicable vesting period. At

June 30, 2008, amounts not yet recognized related to non-vested restricted stock totaled $14,218, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $12,529 related to grants during the six months ended June 30, 2008. We recognized compensation expense associated with non-vested restricted stock totaling $1,331 and $787 for the quarters ended June 30, 2008 and 2007, respectively, and $2,251 and $1,472 for the six months ended June 30, 2008 and 2007, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2007 to June 30, 2008:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2007	625,871	$9.46
Granted	594,356	$23.09
Vested	(135,395)	$14.65
Forfeited	(19,196)	$11.94

Balance at June 30, 2008	1,065,636	$16.36

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock and contingent shares, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Weighted average basic common shares outstanding	73,171	71,916	72,866	71,711
Effect of dilutive securities:
Employee stock options	890	1,190	843	1,218
Non-vested restricted stock	346	261	350	266

Weighted average diluted common and potential common shares outstanding	74,407	73,367	74,059	73,195

     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters and six months ended June 30, 2008 and 2007. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 40,639 shares and 96,183 shares for the quarters ended June 30, 2008 and 2007, respectively, and a decrease in diluted weighted average shares outstanding of 194,498 shares and 224,648 shares for the six months ended June 30, 2008 and 2007, respectively.
10. Discontinued operations:
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain business assets located primarily in north Texas which included our product supply stores, certain drilling logistics assets and other completion and production services assets. Although this sale does not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the disposal group does represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations. We ceased depreciating the assets of this disposal group in May 2008 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $200. In addition, we allocated $11,109 of goodwill associated with the original formation of Complete Production Services, Inc. to this business. Our company was formed from the combination of three entities under common control in September 2005, which resulted in goodwill of $93,792. Of this amount, $11,109 was deemed to be attributable to this disposal group and was impaired as of the date of the transaction. Thus, this amount has been included in the calculation of the loss on the sale of this disposal group.
     On May 19, 2008, we completed the sale of the disposal group for $50,150 in cash and we received assets with a fair market value of $7,987. In addition, we retained the receivables and payables associated with the operating results of these entities as of the date of the sale. There is a potential working capital settlement, primarily associated with inventory, which is expected during the third quarter of 2008. The carrying value of the related net assets was approximately $51,200 on May 19, 2008, excluding allocated goodwill of $11,109. We recorded a loss of $6,782 associated with the sale of this disposal group, which represents the excess of the carrying value of the assets less selling costs over the sales price and a charge of approximately $2,610 related to income tax on the transaction. The income tax on the disposal was primarily attributable to the $11,109 of allocated goodwill which was non-deductible for tax purposes and resulted in a taxable gain on the disposal. We sold this disposal group to Select Energy Services, L.L.C., an oilfield service company located in Gainesville, Texas which is owned by a former officer of one of our subsidiaries. Pursuant to the agreement, we will sublet office space to Select Energy Services, L.L.C., and provide certain administrative functions for a period of one year at an agreed-upon rate for services per hour. Proceeds from the sale of this disposal group were used to repay outstanding borrowings under our U.S. revolving credit facility and for other general corporate purposes.
     The following table summarizes operating results for the disposal group for the periods indicated:

	Period
	April 1, 2008		Period January 1,
	through	Quarter Ended	2008 through	Six Months Ended
	May 19,	June 30,	May 19,	June 30,
	2008	2007	2008	2007
Revenue	$21,468	$43,901	$59,553	$84,746
Income (loss) before taxes	$(117)	$5,891	$3,330	$10,911
Net income (loss) before loss on disposal in 2008	$(75)	$3,678	$2,076	$6,812
Net income (loss)	$(6,857)	$3,678	$(4,706)	$6,812
     The captions related to discontinued operations in the accompanying balance sheet at December 31, 2007 were comprised of the following accounts:

December 31,
2007
Current assets held for sale:
Accounts receivable	$23,003
Inventory	27,191
Other	113

$50,307

Long-term assets held for sale:
Property, plant and equipment, net	$21,505
Goodwill	11,358
Intangible assets	187

$33,050

Current liabilities of held for sale operations:
Accounts payable	$8,260
Accrued expenses	1,168
Other	277

$9,705

Long-term liabilities of held for sale operations:
Long-term deferred tax liabilities and other	$2,085

$2,085

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
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of June 30, 2008. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
Quarter Ended June 30, 2008	C&PS	Services	Sales	Corporate	Total
Revenue from external customers	$368,656	$57,192	$15,237	$—	$441,085
Inter-segment revenues	$286	$269	$4,500	$(5,055)	$—
EBITDA, as defined	$107,536	$15,512	$3,532	$(8,403)	$118,177
Depreciation and amortization	$36,998	$4,888	$559	$592	$43,037

Operating income (loss)	$70,538	$10,624	$2,973	$(8,995)	$75,140
Capital expenditures	$64,111	$16,764	$1,380	$795	$83,050

Quarter Ended June 30, 2007
Revenue from external customers	$302,304	$53,316	$11,194	$—	$366,814
Inter-segment revenues	$262	$1,136	$12,979	$(14,377)	$—
EBITDA, as defined	$99,606	$16,589	$2,411	$(8,270)	$110,336
Depreciation and amortization	$27,836	$3,414	$486	$639	$32,375

Operating income (loss)	$71,770	$13,175	$1,925	$(8,909)	$77,961
Capital expenditures	$70,561	$22,714	$454	$848	$94,577

As of June 30, 2008
Segment assets	$1,762,267	$279,153	$46,752	$43,456	$2,131,628

Six Months Ended June 30, 2008
Revenue from external customers	$720,308	$110,503	$27,452	$—	$858,263
Inter-segment revenues	$370	$272	$10,539	$(11,181)	$—
EBITDA, as defined	$219,712	$27,728	$6,822	$(16,357)	$237,905
Depreciation and amortization	$70,728	$9,304	$1,105	$1,151	$82,288

Operating income (loss)	$148,984	$18,424	$5,717	$(17,508)	$155,617
Capital expenditures	$106,379	$25,234	$1,725	$1,043	$134,381

Six Months Ended June 30, 2007
Revenue from external customers	$605,126	$105,221	$22,689	$—	$733,036
Inter-segment revenues	$332	$1,157	$18,542	$(20,031)	$—
EBITDA, as defined	$202,126	$32,839	$4,980	$(14,484)	$225,461
Depreciation and amortization	$51,832	$6,527	$958	$1,012	$60,329

Operating income (loss)	$150,294	$26,312	$4,022	$(15,496)	$165,132
Capital expenditures	$158,911	$29,986	$4,495	$1,087	$194,479

As of December 31, 2007
Segment assets	$1,651,653	$287,563	$89,492	$26,051	$2,054,759

     The following table reconciles segment information for our business segments as originally reported for the quarter and six months ended June 30, 2007, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
Quarter Ended June 30, 2007
Completion and production services:
Revenue from external customers	$307,212	$4,908	$302,304

EBITDA, as defined	$101,180	$1,574	$99,606
Depreciation and amortization	28,134	298	27,836

Operating income	$73,046	$1,276	$71,770

Drilling services:
Revenue from external customers	$60,193	$6,877	$53,316

EBITDA, as defined	$19,004	$2,415	$16,589
Depreciation and amortization	4,017	603	3,414

Operating income	$14,987	$1,812	$13,175

Product Sales:
Revenue from external customers	$43,310	$32,116	$11,194

EBITDA, as defined	$5,440	$3,029	$2,411
Depreciation and amortization	702	216	486

Operating income	$4,738	$2,813	$1,925

Six Months Ended June 30, 2007
Completion and production services:
Revenue from external customers	$614,851	$9,725	$605,126

EBITDA, as defined	$205,342	$3,216	$202,126
Depreciation and amortization	52,418	586	51,832

Operating income	$152,924	$2,630	$150,294

Drilling services:
Revenue from external customers	$118,589	$13,368	$105,221

EBITDA, as defined	$37,072	$4,233	$32,839
Depreciation and amortization	7,652	1,125	6,527

Operating income	$29,420	$3,108	$26,312

Product Sales:
Revenue from external customers	$84,342	$61,653	$22,689

EBITDA, as defined	$10,596	$5,616	$4,980
Depreciation and amortization	1,380	422	958

Operating income	$9,216	$5,194	$4,022

     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and six months ended June 30, 2008 and 2007:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment operating income	$75,140	$77,961	$155,617	$165,132
Interest expense	15,515	15,055	31,430	30,668
Interest income	(762)	(316)	(1,387)	(528)
Income taxes	20,544	23,322	43,956	50,615
Minority interest	—	(205)	—	56

Net income from continuing operations	$39,843	$40,105	$81,618	$84,321

     Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2007	$513,704	$34,297	$12,487	$560,488
Impairment associated with discontinued operations (b)	(1,341)	(1,324)	(8,693)	(11,358)

Balance at December 31, 2007 (adjusted for discontinued operations)	512,393	32,973	3,794	549,130
Acquisitions	21,438	—	—	21,438

Contingency adjustment and other (a)	46	—	—	46
Foreign currency translation	(1,045)	—	—	(1,045)

Balance at June 30, 2008	$532,802	$32,973	$3,794	$569,569

(a)	The contingency adjustment represents additional costs associated with 2007 acquisitions.

(b)	See Note 10, Discontinued operations.

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
     We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
13. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007; (2) unaudited condensed consolidating statements of operations for the quarters ended June 30, 2008 and 2007; (3) unaudited condensed consolidating statements of operations for the six months ended June 30, 2008 and 2007; and (4) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.
Condensed Consolidating Balance Sheet
June 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$17,935	$2,532	$6,096	$(8,844)	$17,719
Trade accounts receivable, net	2,071	295,989	31,030	—	329,090
Inventory, net	—	21,255	13,227	—	34,482
Prepaid expenses and other current assets	12,119	24,627	2,687	—	39,433

Total current assets	32,125	344,403	53,040	(8,844)	420,724
Property, plant and equipment, net	5,085	1,033,585	69,227	—	1,107,897
Investment in consolidated subsidiaries	945,203	120,847	—	(1,066,050)	—
Inter-company receivable	872,020	607	—	(872,627)	—
Goodwill	82,683	452,777	34,109	—	569,569
Other long-term assets, net	15,089	14,723	3,626	—	33,438

Total assets	$1,952,205	$1,966,942	$160,002	$(1,947,521)	$2,131,628

Current liabilities
Current maturities of long-term debt	$—	$3,704	$38	$—	$3,742
Accounts payable	(1,104)	60,380	9,782	(8,844)	60,214
Accrued liabilities	22,324	42,086	8,933	—	73,343
Accrued payroll and payroll burdens	2,975	17,474	1,333	—	21,782
Notes payable	5,414	—	—	—	5,414

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Taxes payable	—	—	1,786	—	1,786

Total current liabilities	29,609	123,644	21,872	(8,844)	166,281
Long-term debt	777,400	593	10,157	—	788,150
Inter-company payable	—	872,020	607	(872,627)	—
Deferred income taxes	116,185	25,482	6,519	—	148,186

Total liabilities	923,194	1,021,739	39,155	(881,471)	1,102,617
Stockholders’ equity
Total stockholders’ equity	1,029,011	945,203	120,847	(1,066,050)	1,029,011

Total liabilities and stockholders’ equity	$1,952,205	$1,966,942	$160,002	$(1,947,521)	$2,131,628

Condensed Consolidating Balance Sheet
December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$8,217	$5,549	$6,605	$(6,747)	$13,624
Trade accounts receivable, net	62	276,706	28,914	—	305,682
Inventory, net	—	16,022	13,855	—	29,877
Prepaid expenses and other current assets	7,113	20,826	896	—	28,835
Current assets held for sale	—	50,307	—	—	50,307

Total current assets	15,392	369,410	50,270	(6,747)	428,325
Property, plant and equipment, net	4,623	953,169	55,398	—	1,013,190
Investment in consolidated subsidiaries	850,238	114,529	—	(964,767)	—
Inter-company receivable	894,356	371	—	(894,727)	—
Goodwill	82,683	418,035	48,412	—	549,130
Other long-term assets, net	14,804	12,321	3,939	—	31,064
Long-term assets held for sale	—	33,050	—	—	33,050

Total assets	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

Current liabilities
Current maturities of long-term debt	$—	$328	$70	$—	$398
Accounts payable	1,364	53,159	8,631	(6,747)	56,407
Accrued liabilities	10,254	39,355	7,516	—	57,125
Accrued payroll and payroll burdens	1,278	21,555	1,217	—	24,050
Notes payable	15,319	35	—	—	15,354
Taxes payable	—	—	6,506	—	6,506
Current liabilities of held for sale operations	—	9,705	—	—	9,705

Total current liabilities	28,215	124,137	23,940	(6,747)	169,545
Long-term debt	810,000	3,690	12,295	—	825,985
Inter-company payable	—	894,356	371	(894,727)	—
Deferred tax liabilities	93,557	26,379	6,885	—	126,821
Long-term liabilities of held for sale operations	—	2,085	—	—	2,085

Total liabilities	931,772	1,050,647	43,491	(901,474)	1,124,436
Stockholders’ equity
Total stockholders’ equity	930,324	850,238	114,528	(964,767)	930,323

Total liabilities and stockholders’ equity	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$399,327	$27,654	$(1,133)	$425,848
Product	—	1,907	13,330	—	15,237

	—	401,234	40,984	(1,133)	441,085
Service expenses	—	241,396	23,879	(1,133)	264,142
Product expenses	—	1,484	9,246	—	10,730

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Selling, general and administrative expenses	8,402	36,059	3,575	—	48,036
Depreciation and amortization	366	39,538	3,133	—	43,037

Income from continuing operations before interest and taxes	(8,768)	82,757	1,151	—	75,140
Interest expense	15,513	4,104	130	(4,232)	15,515
Interest income	(4,296)	(677)	(21)	4,232	(762)
Equity in earnings of consolidated affiliates	(43,012)	(1,656)	—	44,668	—

Income from continuing operations before taxes	23,027	80,986	1,042	(44,668)	60,387
Taxes	(9,958)	31,116	(614)	—	20,544

Income (loss) from continuing operations	$32,985	$49,870	$1,656	$(44,668)	$39,843
Income (loss) from discontinued operations (net of tax)	—	(6,857)	—	—	(6,857)

Net income (loss)	$32,985	$43,013	$1,656	$(44,668)	$32,986

Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$335,745	$20,779	(904)	$355,620
Product	—	1,415	9,779	—	11,194

	—	337,160	30,558	(904)	366,814
Service expenses	—	180,715	17,533	(904)	197,344
Product expenses	—	1,348	6,652	—	8,000
Selling, general and administrative expenses	8,632	39,135	3,367	—	51,134
Depreciation and amortization	377	29,566	2,432	—	32,375

Income from continuing operations before interest and taxes	(9,009)	86,396	574	—	77,961
Interest expense	15,591	5,878	368	(6,782)	15,055
Interest income	(6,803)	(200)	(95)	6,782	(316)
Equity in earnings of consolidated affiliates	(53,845)	(497)	—	54,342	—

Income from continuing operations before Taxes	36,048	81,215	301	(54,342)	63,222
Taxes	(7,735)	31,048	9	—	23,322

Income (loss) from continuing operations before minority interest	43,783	50,167	292	(54,342)	39,900
Minority interest	—	—	(205)	—	(205)

Income from continuing operations	43,783	50,167	497	(54,342)	40,105
Income (loss) from discontinued operations (net of tax)	—	3,678	—	—	3,678

Net income (loss)	$43,783	$53,845	$497	$(54,342)	$43,783

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$763,561	$69,475	$(2,225)	$830,811
Product	—	2,542	24,910	—	27,452

	—	766,103	94,385	(2,225)	858,263
Service expenses	—	456,058	52,521	(2,225)	506,354
Product expenses	—	1,916	16,634	—	18,550
Selling, general and administrative expenses	16,357	71,582	7,515	—	95,454
Depreciation and amortization	688	75,666	5,934	—	82,288

Income from continuing operations before interest and taxes	(17,045)	160,881	11,781	—	155,617
Interest expense	31,704	7,434	308	(8,016)	31,430

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Interest income	(8,096)	(1,238)	(69)	8,016	(1,387)
Equity in earnings of consolidated affiliates	(97,331)	(8,865)	—	106,196	—

Income from continuing operations before Taxes	56,678	163,550	11,542	(106,196)	125,574
Taxes	(20,234)	61,513	2,677	—	43,956

Income (loss) from continuing operations	$76,912	$102,037	$8,865	$(106,196)	$81,618
Income (loss) from discontinued operations (net of tax)	—	4,706	—	—	4,706

Net income (loss)	$76,912	$97,331	$8,865	$(106,196)	$76,912

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$652,166	$60,334	(2,153)	$710,347
Product	—	1,760	20,929	—	22,689

	—	653,926	81,263	(2,153)	733,036
Service expenses	—	350,646	45,269	(2,153)	393,762
Product expenses	—	1,760	14,525	—	16,285
Selling, general and administrative expenses	14,846	75,988	6,694	—	97,528
Depreciation and amortization	574	55,156	4,599	—	60,329

Income from continuing operations before interest and taxes	(15,420)	170,376	10,176	—	165,132
Interest expense	31,041	12,275	673	(13,321)	30,668
Interest income	(13,380)	(321)	(148)	13,321	(528)
Equity in earnings of consolidated affiliates	(110,584)	(6,924)	—	117,508	—

Income from continuing operations before Taxes	77,503	165,346	9,651	(117,508)	134,992
Taxes	(13,630)	61,574	2,671	—	50,615

Income (loss) from continuing operations before minority interest	91,133	103,772	6,980	(117,508)	84,377
Minority interest	—	—	56	—	56

Income from continuing operations	91,133	103,772	6,924	(117,508)	84,321
Income (loss) from discontinued operations (net of tax)	—	6,812	—	—	6,812

Net income (loss)	$91,133	$110,584	$6,924	$(117,508)	$91,133

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income	$76,912	$97,331	$8,865	$(106,196)	$76,912
Items not affecting cash:
Equity in earnings of consolidated affiliates	(97,331)	(8,865)	—	106,196	—
Depreciation and amortization	688	77,732	5,934	—	84,354
Other	(3,081)	32,153	86	—	29,158
Changes in operating assets and liabilities, net of effect of acquisitions	45,967	(49,341)	(4,950)	(2,097)	(10,421)

Net cash provided by operating activities	23,155	149,010	9,935	(2,097)	180,003
Investing activities:
Business acquisitions, net of cash acquired	—	(71,862)	—	—	(71,862)
Additions to property, plant and equipment	(1,040)	(124,049)	(9,292)	—	(134,381)
Inter-company receipts	11,227	—	—	(11,227)	—
Proceeds from sale of discontinued operations	—	50,150	—	—	50,150

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Other	—	5,197	421	—	5,618

Net cash provided by (used for) investing activities	10,187	(140,564)	(8,871)	(11,227)	(150,475)
Financing activities:
Issuances of long-term debt	131,716	—	6,484	—	138,200
Repayments of long-term debt	(164,898)	—	(8,222)	—	(173,120)
Repayments of notes payable	(9,940)	—	—	—	(9,940)
Inter-company borrowings (repayments)	—	(11,463)	236	11,227	—
Proceeds from issuances of common stock	10,998	—	—	—	10,998
Other	8,500	—	—	—	8,500

Net cash provided by (used in) financing Activities	(23,624)	(11,463)	(1,502)	11,227	(25,362)
Effect of exchange rate changes on cash	—	—	(71)	—	(71)

Change in cash and cash equivalents	9,718	(3,017)	(509)	(2,097)	4,095
Cash and cash equivalents, beginning of period	8,217	5,549	6,605	(6,747)	13,624

Cash and cash equivalents, end of period	$17,935	$2,532	$6,096	$(8,844)	$17,719

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$91,133	$110,584	$6,924	$(117,508)	$91,133
Items not affecting cash:
Equity in earnings of consolidated affiliates	(110,584)	(6,924)	—	117,508	—
Depreciation and amortization	574	57,289	4,599	—	62,462
Other	7,239	3,252	716	—	11,207
Changes in operating assets and liabilities, net of effect of acquisitions	27,341	(38,311)	(14,410)	502	(24,878)

Net cash provided by operating activities	15,703	125,890	(2,171)	502	139,924
Investing activities:
Business acquisitions	—	(40,468)	—	—	(40,468)
Additions to property, plant and equipment	(1,084)	(188,143)	(5,252)	—	(194,479)
Inter-company advances	(104,659)	—	—	104,659	—
Other	—	3,302	538	—	3,840

Net cash used for investing activities	(105,743)	(225,309)	(4,714)	104,659	(231,107)
Financing activities:
Issuances of long-term debt	186,225	341	6,335	—	192,901
Repayments of long-term debt	(91,073)	(535)	(11,997)	—	(103,605)
Issuances (repayments) of notes payable	(14,604)	—	—	—	(14,604)
Inter-company borrowings (repayments)	—	93,751	10,908	(104,659)	—
Proceeds from issuances of common stock	2,944	—	—	—	2,944
Other	4,599	—	—	—	4,599

Net cash provided by financing activities	88,091	93,557	5,246	(104,659)	82,235
Effect of exchange rate changes on cash	—	—	(1,265)	—	(1,265)

Change in cash and cash equivalents	(1,949)	(5,862)	(2,904)	502	(10,213)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$4,568	$3,671	$4,408	$(2,986)	$9,661

13. Recent accounting pronouncements and authoritative literature:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of June 30, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
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
     In June 2008, the FASB issued a FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that unvested share-based awards which have nonforfeitable rights to participate in dividend distributions should be considered participating securities in order to calculate earnings per share in accordance with the “Two-Class Method” described in SFAS No. 128, “Earnings per Share.” This guidance becomes effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2008 and for the quarters and six months ended June 30, 2008 and 2007, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statement contained in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
Overview
     We are a leading provider of specialized services and products focused on helping oil and gas companies develop hydrocarbon reserves, reduce operating costs and enhance production. We focus on basins within North America that we believe have attractive long-term potential for growth, and we deliver targeted, value-added services and products required by our customers within each specific basin. We believe our range of services and products positions us to meet the many needs of our customers at the wellsite, from drilling and completion through production and eventual abandonment. We manage our operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, North Dakota, western Canada, Mexico and Southeast Asia.
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
     Product Sales. We provide oilfield service equipment and refurbishment of used equipment through our Southeast Asia business, and we provide repair work and fabrication services for our customers at a business located in Gainesville, Texas.
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
AVERAGE RIG COUNTS

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/08	6/30/07	6/30/08	6/30/07
BHI Rotary Rig Count:
U.S. Land	1,797	1,680	1,755	1,666
U.S. Offshore	67	77	62	80

Total U.S	1,864	1,757	1,817	1,746
Canada	166	144	341	333

Total North America	2,030	1,901	2,158	2,079

Source: BHI (www.BakerHughes.com)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Weatherford/AESC Service Rig Count (Active Rigs):
United States	2,533	2,381	2,498	2,375
Canada	632	491	674	622

Total North America	3,165	2,872	3,172	2,997

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
     Strategic acquisitions are an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $9.5 million to acquire a fishing, rental and foam unit services business in February 2008, and $62.4 million, net of cash acquired, to acquire a pressure pumping business in north Texas in April 2008 (see “—Acquisitions”).
     During the six months ended June 30, 2008 and 2007, we invested $134.4 million and $194.5 million, respectively, in equipment additions and other capital expenditures. We originally planned to spend approximately $150.0 million on capital expenditures for 2008 compared to actual capital expenditures in 2007 of $372.6 million. This decrease in planned capital expenditures for 2008 was due to concerns of potential equipment over-capacity in the oil and gas industry in the markets in which we serve. However, due to more favorable market conditions and planned expansion into the Haynesville Shale area of Louisiana and Bakken Shale area of North Dakota, we have increased our capital expenditure projection for 2008 to approximately $250.0 million. Our capital expenditures for the twelve months ended June 30, 2008 were $312.5 million, the majority of which was spent for growth capital. We expect to continue to benefit from equipment placed into service during the past twelve months, assuming that utilization of our equipment remains at current levels or higher. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Our customers are directly impacted by the volatility of commodity prices in the oil and gas industry, which affects their spending levels, and directly impacts the use of oilfield service providers. As we have evaluated our business environment over recent periods, we believe the following trends have emerged: (1) our competitors have placed additional equipment into service in the markets in which we operate; (2) we have experienced pricing pressure in certain geographic areas for certain business lines due to competitive market forces; (3) oilfield activity is steady and rig counts are favorable due to relatively high oil and gas commodity prices; (4) fuel and labor costs have risen and inflationary forces may continue to increase our operating costs in the short-term, which, in turn, may require additional pricing initiatives in the form of fuel surcharges or higher pricing for our services; and (5) our customers are investing in unconventional resource plays, which may require service companies to provide newer, more complex equipment and to possess more technical expertise to assist the customer to explore and develop these resource plays.
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
     We continue to believe that the overall long-term outlook for our business remains favorable from an activity perspective, particularly in the basins in which we operate and in the basins in which we anticipate future expansion, including the Haynesville Shale area of Louisiana and the Bakken Shale area of North Dakota. We believe that the fundamentals in our markets are good, and we expect to continue to invest in these markets. In April 2008, we made an acquisition of a pressure pumping business in north Texas which increased the size of our pressure pumping operation in that area (see “—Acquisitions”) and we are investing in the start-up of frac services in the emerging resource play in the Bakken Shale area of North Dakota. We believe that pricing for our products and services will remain relatively steady during the short-term and may improve for many of our business lines during the remainder of 2008. Our customers have indicated that they are optimistic about activity levels for the remainder of 2008, and we believe we have the technical expertise and operational capabilities to assist these customers to achieve their production and development goals.
Acquisitions
     During the period from January 1, 2008 through April 30, 2008, we acquired substantially all the assets of two oilfield service companies for $71.8 million in cash, net of cash acquired. These acquisitions are subject to final working capital adjustments.
•	On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc., for $9.5 million in cash, resulting in goodwill of $6.4 million. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain region.

•	On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.4 million in cash, net of cash acquired, which includes a working capital adjustment of $1.6 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We expect to spend an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, we expect our total investment in this operation to be approximately $82.4 million. The initial purchase price allocation associated with this acquisition has not yet been finalized. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.
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
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to Select Energy Services, L.L.C., a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50.2 million and assets with a fair market value of $8.0 million. The carrying value of the net assets sold was approximately $51.2 million, excluding $11.1 million of allocated goodwill associated with the combination that formed Complete Production Services, Inc. in September 2005. We recorded a loss on the sale of this disposal group totaling approximately $6.8 million, which included $2.6 million related to income taxes. In accordance with the sales agreement, we agreed to sublet office space to Select Energy, Inc. and to provide certain administrative services for an initial term of one year, at an agreed-upon rate.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2008.
Results of Operations (Continuing Operations)

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2008/	2008/
	6/30/08	6/30/07	2007	2007
	(unaudited, in thousands)
Revenue:
Completion and production services	$368,656	$302,304	$66,352	22%
Drilling services	57,192	53,316	3,876	7%
Product sales	15,237	11,194	4,043	36%

Total	$441,085	$366,814	$74,271	20%

EBITDA:
Completion and production services	$107,536	$99,606	$7,930	8%
Drilling services	15,512	16,589	(1,077)	(6%)
Product sales	3,532	2,411	1,121	46%
Corporate	(8,403)	(8,270)	(133)	2%

Total	$118,177	$110,336	$7,841	7%

				Percent
	Six Months	Six Months	Change	Change
	Ended	Ended	2008/	2008/
	6/30/08	6/30/07	2007	2007
	(unaudited, in thousands)
Revenue:
Completion and production services	$720,308	$605,126	$115,182	19%
Drilling services	110,503	105,221	5,282	5%
Product sales	27,452	22,689	4,763	21%

Total	$858,263	$733,036	$125,227	17%

EBITDA:
Completion and production services	$219,712	$202,126	$17,586	9%
Drilling services	27,728	32,839	(5,111)	(16%)
Product sales	6,822	4,980	1,842	37%
Corporate	(16,357)	(14,484)	(1,873)	13%

Total	$237,905	$225,461	$12,444	6%

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
Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2008
EBITDA, as defined	$107,536	$15,512	$3,532	$(8,403)	$118,177
Depreciation and amortization	$36,998	$4,888	$559	$592	$43,037

Operating income (loss)	$70,538	$10,624	$2,973	$(8,995)	$75,140

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2007
EBITDA, as defined	$99,606	$16,589	$2,411	$(8,270)	$110,336
Depreciation and amortization	$27,836	$3,414	$486	$639	$32,375

Operating income (loss)	$71,770	$13,175	$1,925	$(8,909)	$77,961

Six Months Ended June 30, 2008
EBITDA, as defined	$219,712	$27,728	$6,822	$(16,357)	$237,905
Depreciation and amortization	$70,728	$9,304	$1,105	$1,151	$82,288

Operating income (loss)	$148,984	$18,424	$5,717	$(17,508)	$155,617

Six Months Ended June 30, 2007
EBITDA, as defined	$202,126	$32,839	$4,980	$(14,484)	$225,461
Depreciation and amortization	$51,832	$6,527	$958	$1,012	$60,329

Operating income (loss)	$150,294	$26,312	$4,022	$(15,496)	$165,132

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter and Six Months Ended June 30, 2008 Compared to the Quarter and Six Months Ended June 30, 2007 (Unaudited)
     Revenue
     Revenue from continuing operations for the quarter ended June 30, 2008 increased by $74.3 million, or 20%, to $441.1 million from $366.8 million for the same period in 2007. Revenue from continuing operations for the six months ended June 30, 2008 increased $125.2 million, or 17%, to $858.3 million from $733.0 million for the same period in 2007. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $66.4 million, or 22% for the quarter, and $115.2 million, or 19% for the six months, primarily due to revenues earned as a result of additional capital investment in our coiled tubing, pressure pumping, well servicing, rental and fluid-handling businesses in 2007 and during the six months ended June 30, 2008. We experienced favorable results for our pressure pumping, fluid handling, well service and Mexican coiled tubing businesses, when comparing the first six months of 2008 to the same period in 2007. In addition, we acquired a small fishing and rental business in February 2008 and a pressure pumping business in April 2008, each of which provided incremental revenues for 2008. During 2007, we completed a series of small acquisitions which provided incremental revenues for 2008 compared to 2007 due to the timing of those acquisitions. These increases were partially offset by lower pricing and utilization for some of our business lines in certain geographic markets.

•	Drilling Services. Segment revenue increased $3.9 million, or 7% for the quarter, and $5.3 million, or 5% for the six months, primarily due to additional capital invested in our contract drilling and drilling logistics businesses in 2007 and into 2008, somewhat offset by lower pricing and lower utilization of our equipment during early 2008 compared to the same period in 2007. The lower utilization resulted from less rig moving activity during early 2008 and an increase in equipment placed into service by our competitors in the markets we serve. Pricing and utilization improved during the second quarter of 2008 compared to the first quarter of 2008.

•	Product Sales. Segment revenue increased $4.0 million, or 36% for the quarter, and $4.8 million, or 21% for the six months, due primarily to the sales mix and the timing of product sales and equipment refurbishment for our Southeast Asian business, which tends to be project-specific. We also had a larger volume of third-party sales at our repair and fabrication shop in north Texas during 2008 compared to the same period in 2007.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $69.5 million, or 34%, to $274.9 million for the quarter ended June 30, 2008 from $205.3 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, service and product expenses increased $114.9 million, or 28%, to $524.9 million from $410.0 million for the same period in 2007. The following table summarizes service and product expenses as a percentage of revenues for the quarters and six months ended June 30, 2008 and 2007:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended			Six Months Ended
Segment:	6/30/08	6/30/07	Change	6/30/08	6/30/07	Change
Completion and production services	63%	55%	(8)%	61%	55%	(6)%
Drilling services	66%	58%	(8)%	68%	58%	(10)%
Product sales	70%	72%	2%	68%	72%	4%
Total	62%	56%	(6)%	61%	56%	(5)%
     Service and product expenses as a percentage of revenue increased for the quarter and six months ended June 30, 2008 compared to the same period in 2007. Margins by business segment were impacted by acquisitions, pricing, utilization and costs.
•	Completion and Production Services. The increase in service and product expenses as a percentage of revenue for this business segment reflects higher operating costs in 2008, especially labor and fuel costs. Our equipment utilization rates in some markets in which we operate have declined for certain business lines, such as our rental business, when comparing the first half of 2008 to the same period in 2007. We have also experienced pricing pressure for many of our service lines throughout 2007 and into 2008, resulting in less favorable operating margins on a year-over-year basis. In our pressure pumping business, we have experienced higher sand and cement costs. During the second quarter of 2008, we incurred additional costs associated with the start-up of a pressure pumping and fracing business in the Bakken Shale area of North Dakota. Although pricing for the second quarter of 2008 was less favorable in some markets than in the prior year, we were able to obtain some pricing considerations, such as fuel surcharges, which improved our margins for the quarter relative to the first quarter of 2008. Our results for this business segment were also impacted by the acquisitions of Frac Source and KR Fishing and Rental, Inc. during 2008.

•	Drilling Services. The increase in service and product expenses as a percentage of revenue for this business segment resulted from decline in margin during 2008 compared to 2007 due to: (1) lower pricing for our contract drilling and drilling logistics businesses, (2) higher operating costs associated primarily with labor and fuel, (3) lower utilization of our equipment, specifically impacting our drilling rigs business, due primarily to more market competition, as our competitors have recently deployed additional rigs into the markets we serve. For the second quarter of 2008 compared to the first quarter of 2008, our margins improved for our drilling services business as demand for our drilling logistics business increased, and the increase in revenues offset a larger percentage of our fixed costs for this business segment. In addition, our contract drilling business experienced higher utilization and improved margins during the second quarter of 2008 compared to the prior quarter.

•	Product Sales. The decrease in service and product expenses as a percentage of revenue for the products segments was primarily due to the timing of equipment sales and refurbishment associated with our Southeast Asian operations and the product mix associated with our fabrication and repair business located in Gainesville, Texas.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $3.1 million, or 6%, for the quarter ended June 30, 2008 to $48.0 million from $51.1 million during the quarter ended June 30, 2007. For the six months ended June 30, 2008, selling, general and administrative expense decreased $2.1 million, or 2%, to $95.5 million from $97.5 million for the six months ended June 30, 2007. These expense declines were due primarily to lower self insurance costs in 2008 compared to 2007, resulting from favorable claims experience, and a one-time $1.6 million charge incurred in June 2007 associated with the cost sharing provision of an insurance policy. In addition, we experienced lower bad debt expense and a decline in the loss on fixed asset disposals during the six months ended June 30, 2008 compared to the same period in 2007.

Partially offsetting these expense declines was an increase in selling, general and administrative expense associated with business acquisitions. As a percentage of revenues, selling, general and administrative expense was 11% and 13% for the six months ended June 30, 2008 and 2007, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $10.7 million, or 33%, to $43.0 million for the quarter ended June 30, 2008 from $32.4 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, depreciation and amortization expense increased $22.0 million to $82.3 million from $60.3 million for the six months ended June 30, 2007. The increases in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended June 30, 2008, which totaled approximately $312.5 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2007 and two businesses acquired in 2008, which may not have contributed a full-quarter of depreciation expense during the respective periods in 2007 due to the timing of the acquisitions. Amortization expense increased during the quarter and six months ended June 30, 2008 compared to the same periods in 2007 as a result of the amortization of new intangible assets associated with business acquisitions in 2007 and 2008, especially the Frac Source acquisition in April 2008, which contributed $6.8 million of intangible assets. As a percentage of revenue, depreciation and amortization expense increased to 10% from 8% for the six months ended June 30, 2008 and 2007, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent years as we continue to place equipment into service.
     Interest Expense
     Interest expense was consistent for the quarters ended June 30, 2008 and 2007. For the six months ended June 30, 2008, interest expense increased $0.8 million, or 3%, to $31.4 million from $30.7 million for the same period in 2007. The increase in interest expense was attributable to an increase in the average amount of debt outstanding during the first half of 2008, offset by lower interest rates in 2008 compared to 2007. The weighted-average interest rate of borrowings outstanding at June 30, 2008 and 2007 was 7.4% and 7.8%, respectively.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. Tax expense was 34.0% and 36.9% of pretax income for the quarters ended June 30, 2008 and 2007, respectively, and 35.0% and 37.5% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 compared to 2007 related to: (1) the impact of state and provincial taxes, (2) the incremental benefit of the domestic production activities deduction, and (3) tax rate differentials in the jurisdictions in which we operate and the mix of earnings for the respective periods in those jurisdictions.
     Discontinued Operations
     We recorded a loss of $6.8 million on May 19, 2008 associated with the sale of certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets. This disposal group provided comparable operating results in 2008 and 2007 prior to the loss on disposal.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our coiled tubing, wireline and production testing fleets, pressure pumping fleets and fluid handling equipment; increasing and replacing rental tool and well service rigs; and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt which was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering on April 26, 2006. In addition, we received $50.2 million from the sale of certain assets primarily associated with our supply store business based in the Barnett Shale of north Texas in May 2008.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cash flows provided by (used in):
Operating activities	$180,003	$139,924
Investing activities	(150,475)	(231,107)
Financing activities	(25,362)	82,235
     Net cash provided by operating activities increased $40.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase in operating cash flows in 2008 reflects an increase in cash receipts due to an increase in oilfield activity which resulted in increased revenues, partially offset by the use of cash to pay higher operating costs due to inflationary factors, specifically payroll and fuel costs. In addition, our operating cash flows were impacted by the timing of business acquisitions throughout 2007 and during the six months ended June 30, 2008.
     Net cash used in investing activities declined by $80.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a decline in capital expenditures for equipment in 2008. Due to concerns of potential equipment over-capacity in the oil and gas industry in the markets in which we serve, we reduced our capital spending plan for 2008 and focused our efforts on equipment investments which expand our strategic growth initiatives. In response to improved market conditions during 2008 evidenced by an increase in active rig counts, our Board of Directors increased our expected capital expenditures levels for 2008 from $150.0 million to $250.0 million in June 2008. In addition, we received proceeds of $50.2 million from the sale of a disposal group in May 2008. These declines were partially offset by a $31.4 million increase in funds invested in business acquisitions during the six months ended June 30, 2008 compared to the same period in 2007. We continue to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, and expect that new acquisitions will provide incremental cash flows.
     Net cash used by financing activities was $25.4 million for the six months ended June 30, 2008 compared to net cash provided by financing activities of $82.2 million for the six months ended June 30, 2007. The primary use of funds for financing activities in 2008 was net repayments of borrowings under long-term revolving credit facilities of $34.9 million, compared to net borrowings of $89.3 million for the same period in 2007. In the prior year, we utilized borrowings under our debt facilities to fund a larger portion of our capital expenditures, acquisitions, federal income tax payments and interest on our long-term senior notes. For the six months ended June 30, 2008 compared to the same period in 2007, we have invested less in acquisitions and capital expenditures and used the funds generated from operating activities to retire a portion of our outstanding borrowings under our revolving credit facilities. Our long-term debt balances, including current maturities, were $791.9 million and $826.4 million as of June 30, 2008 and December 31, 2007, respectively.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2008.
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
     Borrowings of $127.4 million and $10.1 million were outstanding under the U.S. and Canadian revolving credit facilities at June 30, 2008, respectively. The U.S. revolving credit facility bore interest at rates ranging from 4.16% to 5.25%, a weighted average interest rate of 4.22% at June 30, 2008, and the Canadian revolving credit facility bore interest at 5.00% at June 30, 2008. For the six months ended June 30, 2008, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 4.32%. In addition, there were letters of credit outstanding which totaled $37.7 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at June 30, 2008 to $194.9 million under the U.S. revolving portion of the facility and $29.9 million under the Canadian revolving portion of the facility. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. As of July 31, 2008, we had $130.1 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2007, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $134.4 million for equipment purchases and other capital expenditures during the six months ended June 30, 2008, which does not include amounts paid in connection with acquisitions.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of June 30, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
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
     In June 2008, the FASB issued a FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that unvested share-based awards which have nonforfeitable rights to participate in dividend distributions should be considered participating securities in order to calculate earnings per share in accordance with the “Two-Class Method” described in SFAS No. 128, “Earnings per Share.” This guidance becomes effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The demand, pricing and terms for oil and gas services provided by us are largely dependent upon the level of activity for the U.S. and Canadian oil and gas industry. Industry conditions are influenced by numerous factors over which we have no control, including, but not limited to: the supply of and demand for oil and gas; the level of prices, and expectations about future prices, of oil and gas; the cost of exploring for, developing, producing and delivering oil and gas; the expected rates of declining current production; the discovery rates of new oil and gas reserves; available pipeline and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability in oil-producing countries; technical advances affecting energy consumption; the price and availability of alternative fuels; the ability of oil and gas producers to raise equity capital and debt financing; and merger and divestiture activity among oil and gas producers.
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
     For the six months ended June 30, 2008, approximately 5% of our revenues from continuing operations and 5% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and six months ended June 30, 2008 by approximately $0.1 million and $0.4 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and six months ended June 30, 2008 by approximately $0.1 million and $0.3 million, respectively. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 17% of our debt at June 30, 2008 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of June 30, 2008, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.4 million per year and reduce operating cash flows by approximately $0.9 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.
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
     We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K as of December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of stockholders of Complete Production Services, Inc. was held on May 22, 2008 in Houston, Texas. At the annual meeting, holders of 73,488,736 shares were entitled to vote on the specified stockholder matters, of which 69,203,975 shares were present and voting, or 94.17% of the outstanding shares of capital stock, which constituted a quorum.
     Proposals submitted to a vote of the stockholders were:
(1)	The election of three directors of Complete Production Services, Inc. for the three-year term expiring at the 2011 annual meeting of stockholders.

	Number of Voting Shares
			Broker
Director’s Name	For	Withheld	Non-Votes
Robert S. Boswell	68,731,818	472,157	—
Michael McShane	68,715,768	488,207	—
Marcus A. Watts	55,111,696	14,092,279	—

Directors continuing in office until the 2009 annual meeting of stockholders are Andrew L. Waite, Joseph C. Winkler and R. Graham Whaling. Directors continuing in office until the 2010 annual meeting of stockholders are Harold G. Hamm, W. Matt Ralls and James D. Woods.
(2)	To approve the Complete Production Services, Inc. 2008 Incentive Award Plan.

			Broker
For	Against	Abstained	Non-Votes
61,662,561	1,355,402	162,511	6,023,501
(3)	The ratification of Grant Thornton LLP as our independent registered public accountants for the fiscal year ended December 31, 2008.

			Broker
For	Against	Abstained	Non-Votes
68,971,809	51,552	180,614	—
Item 5. Other Information.
None.
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 17, 2006 (File No. 333-128750)

3.2	—	Amended and Restated Bylaws, dated February 21, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on February 27, 2008)

10.1*	—	Form of Non-qualified Stock Option Agreement for Non-employee Directors

10.2*	—	Form of Signature Page for Stock Option Agreement Terms and Conditions (Revised 2008)

10.3*	—	Restricted Stock Agreement Terms and Conditions (Revised 2008)

10.4*	—	Form of Stock Option Agreement (Revised 2008)

10.5*	—	Signature Page to the Restricted Stock Award Agreement Terms and Conditions (2008)

10.6*	—	Restricted Stock Agreement for Non-Employee Directors

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

August 1, 2008	By:	/s/ J. Michael Mayer

Date		J. Michael Mayer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 17, 2006 (File No. 333-128750)

3.2	—	Amended and Restated Bylaws, dated February 21, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on February 27, 2008)

10.1*	—	Form of Non-qualified Stock Option Agreement for Non-employee Directors

10.2*	—	Form of Signature Page for Stock Option Agreement Terms and Conditions (Revised 2008)

10.3*	—	Restricted Stock Agreement Terms and Conditions (Revised 2008)

10.4*	—	Form of Stock Agreement (Revised 2008)

10.5*	—	Signature Page to the Restricted Stock Award Agreement Terms and Conditions (2008)

10.6*	—	Restricted Stock Agreement for Non-Employee Directors

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith