Form 10-Q
period 2008-09-30
Complete Production Services, Inc.
filed 2008-10-31
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of October 27, 2008: 74,952,003

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2008 and 2007	4
	Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38

Item 4.	Controls and Procedures.	39

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	39

Item 1A.	Risk Factors.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults Upon Senior Securities.	40

Item 4.	Submission of Matters to a Vote of Security Holders.	40

Item 5.	Other Information.	40

Item 6.	Exhibits.	40

	Signature	42

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007

	2008	2007
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,543	$13,624
Trade accounts receivable, net	357,853	305,682
Inventory, net	38,032	29,877
Prepaid expenses	25,213	23,743
Other current assets	14,422	5,092
Current assets held for sale	—	50,307

Total current assets	444,063	428,325
Property, plant and equipment, net	1,115,713	1,013,190
Intangible assets, net of accumulated amortization of $8,454 and $5,762, respectively	14,808	10,606
Deferred financing costs, net of accumulated amortization of $3,716 and $2,455, respectively	12,933	14,194
Goodwill	569,092	549,130
Other long-term assets	3,866	6,264
Long-term assets held for sale	—	33,050

Total assets	$2,160,475	$2,054,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,841	$398
Accounts payable	63,683	56,407
Accrued liabilities	63,549	52,572
Accrued payroll and payroll burdens	17,366	24,050
Accrued interest	16,766	4,553
Notes payable	2,707	15,354
Taxes payable	2,560	6,506
Current liabilities of held for sale operations	—	9,705

Total current liabilities	170,472	169,545
Long-term debt	751,545	825,985
Deferred income taxes	154,658	126,821
Long-term liabilities of held for sale operations	—	2,085

Total liabilities	1,076,675	1,124,436
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 74,106,126 (2007 — 72,509,511) issued	741	725
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	610,842	581,404
Retained earnings	446,637	317,535
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	25,782	30,861

Total stockholders’ equity	1,083,800	930,323

Total liabilities and stockholders’ equity	$2,160,475	$2,054,759

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue:
Service	$479,996	$364,900	$1,310,807	$1,075,247
Product	13,237	8,505	40,689	31,194

	493,233	373,405	1,351,496	1,106,441
Service expenses	290,166	219,367	800,451	619,239
Product expenses	8,888	5,458	27,438	21,743
Selling, general and administrative expenses	50,443	42,221	141,966	133,639
Depreciation and amortization	47,695	34,185	129,983	94,514

Income before interest, taxes and minority interest	96,041	72,174	251,658	237,306
Interest expense	14,647	16,667	46,077	47,335
Interest income	(680)	(484)	(2,067)	(1,012)

Income before taxes and minority interest	82,074	55,991	207,648	190,983
Taxes	29,731	17,483	73,687	68,098

Income before minority interest	52,343	38,508	133,961	122,885
Minority interest	—	(283)	—	(227)

Income from continuing operations	52,343	38,791	133,961	123,112
Income (loss) from discontinued operations (net of tax expense of $0, $1,697, $3,865 and $5,796, respectively)	(153)	2,817	(4,859)	9,629

Net income	$52,190	$41,608	$129,102	$132,741

Earnings per share information:
Continuing operations	$0.71	$0.54	$1.83	$1.71
Discontinued operations	(0.00)	0.04	(0.07)	0.14

Basic earnings per share	$0.71	$0.58	$1.76	$1.85

Continuing operations	$0.70	$0.53	$1.80	$1.68
Discontinued operations	(0.00)	0.04	(0.06)	0.13

Diluted earnings per share	$0.70	$0.57	$1.74	$1.81

Weighted average shares:
Basic	73,935	72,191	73,225	71,873
Diluted	75,008	73,495	74,370	73,296
Consolidated Statements of Comprehensive Income
Quarters and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$52,190	$41,608	$129,102	$132,741
Change in cumulative translation adjustment	(2,540)	6,227	(5,079)	14,079

Comprehensive income	$49,650	$47,835	$124,023	$146,820

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2008 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2007	72,509,511	$725	$581,404	$317,535	$(202)	$30,861	$930,323
Net income	—	—	—	129,102	—	—	129,102
Cumulative translation adjustment	—	—	—	—	—	(5,079)	(5,079)
Issuance of common stock:
Shares issued pursuant to acquisition agreement	7,234	—	225	—	—	—	225
Exercise of stock options	1,220,182	13	11,888	—	—	—	11,901
Expense related to employee stock options	—	—	3,898	—	—	—	3,898
Excess tax benefit from share-based compensation	—	—	9,109	—	—	—	9,109
Vested restricted stock	369,199	3	(3)	—	—	—	—
Amortization of non-vested restricted stock	—	—	4,321	—	—	—	4,321

Balance at September 30, 2008	74,106,126	$741	$610,842	$446,637	$(202)	$25,782	$1,083,800

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income	$129,102	$132,741
Items not affecting cash:
Depreciation and amortization	131,977	97,858
Deferred income taxes	29,475	10,345
Loss on sale of discontinued operations	6,935	—
Minority interest	—	(227)
Excess tax benefit from share-based compensation	(9,109)	(5,790)
Non-cash compensation expense	8,444	5,400
Other	4,238	6,721
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,356)	(15,030)
Inventory	(6,500)	(16,532)
Prepaid expense and other current assets	(1,417)	11,734
Accounts payable	(3,985)	(19,829)
Accrued liabilities and other	7,074	32,757

Net cash provided by operating activities	265,878	240,148

Investing activities:
Business acquisitions, net of cash acquired	(71,823)	(40,616)
Additions to property, plant and equipment	(193,229)	(274,759)
Proceeds from sale of discontinued operations	50,150	—
Collection of notes receivable	2,016	—
Proceeds from disposal of capital assets	4,940	4,935

Net cash used in investing activities	(207,946)	(310,440)

Financing activities:
Issuances of long-term debt	208,355	247,307
Repayments of long-term debt	(280,060)	(177,533)
Repayment of notes payable	(12,642)	(17,078)
Proceeds from issuances of common stock	11,901	3,412
Deferred financing fees	—	(200)
Excess tax benefit from share-based compensation	9,109	5,790

Net cash (used in) provided by financing activities	(63,337)	61,698

Effect of exchange rate changes on cash	324	(3,934)

Change in cash and cash equivalents	(5,081)	(12,528)
Cash and cash equivalents, beginning of period	13,624	19,874

Cash and cash equivalents, end of period	$8,543	$7,346

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$30,179	$31,755
Cash paid for taxes	$55,077	$56,177

Non-cash investing and financing activities:
Debt acquired in acquisition	$429	$—
Assets received as proceeds from the sale of disposal group	$7,987	$—
See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
1. General:
(a) Nature of operations:
     Complete Production Services, Inc. is a provider of specialized services and products focused on developing hydrocarbon reserves, reducing operating costs and enhancing production for oil and gas companies. Complete Production Services, Inc. focuses its operations on basins within North America and manages its operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, North Dakota, Pennsylvania, western Canada, Mexico and Southeast Asia.
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2008 and the statements of operations and the statements of comprehensive income for the quarters and nine-month periods ended September 30, 2008 and 2007, as well as the statement of stockholders’ equity for the nine months ended September 30, 2008 and the statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2007 amounts in order to present these results on a comparable basis with amounts for 2008, including a reclassification of certain payroll benefits and related burdens. For the quarter and nine months ended September 30, 2007, we reclassified $3,834 and $9,944, respectively, from selling, general and administrative expense to cost of services. For the 2008 comparative periods, we reclassified $3,931 for the period from January 1, 2008 through June 30, 2008, with no impact on the results as reported for the quarter ended September 30, 2008. This reclassification was made to allocate payroll benefit costs to the cost of services in an effort to ensure that these costs and their impact on gross margin were aligned consistently throughout our operating units.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19,

2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. Accordingly, we have revised our financial statement presentation for all periods presented to classify the assets and liabilities of this disposal group as held for sale and the related results of operations as discontinued operations. See Note 10—Discontinued Operations.
2. Business combinations:
     On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc. for $9,464 in cash, which includes a working capital adjustment of $184, resulting in goodwill of $6,411. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain Region.
     On April 15, 2008, we acquired all the equity interests of Frac Source Services, Inc., a pressure pumping business based in Granbury, Texas, for $62,359 in cash, net of cash acquired, and recorded goodwill of $15,431. This acquisition supplements our pressure pumping business in the Barnett Shale of north Texas. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service.
     We accounted for each of these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for these acquired businesses were included in our accounts and results of operations since the date of acquisition, and the related goodwill was allocated entirely to the completion and production services business segment. The following table summarizes our preliminary purchase price allocations for these acquisitions as of September 30, 2008, each of which is yet to be finalized:

	KR Fishing
	& Rental	Frac Source	Totals
Net assets acquired:
Property, plant and equipment	$2,673	$41,172	$43,845
Non-cash working capital	50	(1,806)	(1,756)
Net deferred tax assets	—	1,031	1,031
Long-term capital lease obligations	—	(279)	(279)
Intangible assets	330	6,810	7,140
Goodwill	6,411	15,431	21,842

Net assets acquired	$9,464	$62,359	$71,823

Consideration:
Cash, net of cash and cash equivalents acquired	$9,464	$62,359	$71,823

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
     We calculated the pro forma impact of the businesses we acquired on our operating results for the quarters and nine months ended September 30, 2008 and 2007, and determined that these acquisitions did not have a material impact on the reported results of operations. Thus, no pro forma disclosures are deemed necessary for the quarters and nine months ended September 30, 2008 and 2007.
     In conjunction with the sale of a disposal group in May 2008, we received cash, as well as property, plant and equipment with a fair market value of $7,987. The receipt of this equipment has been treated as a non-cash item in the accompanying cash flow statement at September 30, 2008. To value these assets, a valuation was obtained from an independent third-party appraiser.

     In October 2008, we acquired substantially all of the assets of two completion and production service companies. See Note 15— Subsequent Events.
3. Accounts receivable:

	September 30,	December 31,
	2008	2007
Trade accounts receivable	$291,563	$251,361
Related party receivables	17,709	8,048
Unbilled revenue	45,022	41,334
Notes receivable	324	3,378
Other receivables	8,480	7,048

	363,098	311,169
Allowance for doubtful accounts	5,245	5,487

	$357,853	$305,682

4. Inventory:

	September 30,	December 31,
	2008	2007
Finished goods	$20,838	$22,235
Manufacturing parts, materials and other	14,353	9,312
Work in process	4,003	—

	39,194	31,547
Inventory reserves	1,162	1,670

	$38,032	$29,877

5. Property, plant and equipment:

		Accumulated
September 30, 2008	Cost	Depreciation	Net Book Value
Land	$9,998	$—	$9,998
Building	18,848	2,007	16,841
Field equipment	1,253,178	321,029	932,149
Vehicles	143,519	53,316	90,203
Office furniture and computers	16,146	6,424	9,722
Leasehold improvements	18,470	2,951	15,519
Construction in progress	41,281	—	41,281

	$1,501,440	$385,727	$1,115,713

		Accumulated
December 31, 2007	Cost	Depreciation	Net Book Value
Land	$9,259	$—	$9,259
Building	17,667	1,545	16,122
Field equipment	1,049,761	237,481	812,280
Vehicles	91,853	20,550	71,303
Office furniture and computers	12,391	4,212	8,179
Leasehold improvements	16,368	1,588	14,780
Construction in progress	81,267	—	81,267

	$1,278,566	$265,376	$1,013,190

     Construction in progress at September 30, 2008 and December 31, 2007 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and nine months ended September 30, 2008, we recorded capitalized interest of $1,338 and $3,984, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

6. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee of approximately $625. Of this prepaid asset, we recorded $3,257 as a long-term asset at December 31, 2007. At September 30, 2008, this note balance totaled $2,707 and was classified as a current liability. We expect to repay this note payable in full prior to December 31, 2008.
7. Long-term debt:
     The following table summarizes long-term debt as of September 30, 2008 and December 31, 2007:

	2008	2007
U.S. revolving credit facility (a)	$88,091	$160,000
Canadian revolving credit facility (a)	13,031	12,219
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes	3,450	3,450
Capital leases and other	814	714

	755,386	826,383
Less: current maturities of long-term debt and capital leases	3,841	398

	$751,545	$825,985

(a)	We maintain a credit agreement related to a syndicated senior secured credit facility (the “Credit Agreement”). The Credit Agreement is comprised of a $360,000 U.S. revolving credit facility that matures in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower) that matures in December 2011. The Credit Agreement is secured by substantially all of our assets. The Credit Agreement contains a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of September 30, 2008.

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

Borrowings under the U.S. revolving facility bore interest at rates ranging from 4.16% to 5.25%, a weighted average interest rate of 4.26%, and the Canadian revolving credit facility bore interest at 5.00% at September 30, 2008. For the nine months ended September 30, 2008, the weighted average interest rate on average borrowings under the amended Credit Agreement was 4.35%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $37,699, which reduced the available borrowing capacity as of September 30, 2008. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through September 30, 2008. Our available borrowing capacity under the U.S. and Canadian revolving facilities at September 30, 2008 was $234,210 and $26,969, respectively. During October 2008, we borrowed approximately $106,000 under our U.S. revolving facility to acquire two businesses. See Note 15—Subsequent Events.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. These notes have a maturity of 10 years, on December 15, 2016 and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed on a senior unsecured basis by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.

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

8. Stockholders’ equity:
(a) Stock-based Compensation—Stock Options:
     We maintain option plans under which stock-based compensation can be granted to employees, officers and directors. Stock option grants under these plans have an exercise price based on the fair value of our common stock on the date of grant. These stock options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date. Upon exercise of stock options, we issue our common stock.
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
     On January 31, 2008, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 287,500 shares of non-vested restricted stock at a grant price of $15.90 per share. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $4,571 ratably over the three-year vesting period. In addition, we granted 345,000 stock options to purchase shares of our common stock at an exercise price of $15.90 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. Further, we obtained shareholder approval in May 2008 to increase the shares available for grant through our stock compensation plans. Pursuant to this approval, we issued an additional 326,556 shares of non-vested restricted stock during the nine months ended September 30, 2008, of which 313,100 shares had grant prices ranging from $23.01 to $36.22 per share and were granted to certain members of senior management and other employees and 13,456 shares had a grant price of $29.88 per share and were granted to our directors. The fair value of the stock options granted during the nine months ended September 30, 2008 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended
September 30,
Assumptions:	2008
Risk-free rate	2.47% to 3.24%
Expected term (in years)	2.2 to 5.1
Volatility	16.7% to 24.5%

Calculated fair value per option	$4.39 to $6.75
     We completed our initial public offering in April 2006. Prior to the second quarter of 2008, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted prior to the second quarter of 2008. For stock options granted during or after the second quarter of 2008, we calculated an average volatility factor for our common stock for the period from April 21, 2006 through the respective quarter end. These volatility calculations were used to compute the calculation of the fair market value of these stock option grants during the second and third quarters of 2008.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,696 over the vesting period of these 2008 stock option grants. For the quarter and nine months ended September 30, 2008, we have recognized expense related to these stock option grants totaling $141 and $339, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and nine months ended September 30, 2008 was a reduction of $90 and $219, respectively, resulting in no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,357 as of September 30, 2008 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended September 30, 2008 and 2007, we recognized compensation expense associated with all stock option awards totaling $1,332 and $851, respectively, resulting in a reduction of net income of $850 and $581, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, we recognized compensation expense associated with all stock option awards totaling $3,898 and $3,110, respectively, resulting in a reduction of net income of $2,514 and $1,997, respectively, and a $0.03 in diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively. Total unrecognized compensation expense associated with outstanding stock option awards at September 30, 2008 was $6,012, or $3,728, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2007 to September 30, 2008 and a summary of stock options outstanding by exercise price range at September 30, 2008:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2007	3,730,761	$13.36
Granted	402,000	$18.06
Exercised	(1,220,181)	$9.75
Cancelled	(134,859)	$20.34

Balance at September 30, 2008	2,777,721	$15.30

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	September 30,	Remaining	Exercise	September 30,	Remaining	Exercise
Range of Exercise Price	2008	Life (months)	Price	2008	Life (months)	Price
$2.00	61,074	10	$2.00	61,074	10	$2.00
$4.48 – $4.80	63,723	16	$4.76	63,723	16	$4.76
$5.00	127,865	49	$5.00	68,590	42	$5.00
$6.69	597,637	78	$6.69	448,222	77	$6.69
$11.66	302,090	85	$11.66	225,423	84	$11.66
$15.90	345,000	112	$15.90	—	—	—
$17.60 – $19.87	667,186	100	$19.83	141,493	100	$19.83
$22.55 – $24.07	511,146	91	$23.95	267,201	91	$23.97
$26.26 – $27.11	45,000	104	$26.35	15,000	104	$26.35
$29.88	40,000	116	$29.88	—	—	—
$34.19	17,000	117	$34.19	—	—	—

	2,777,721	88	$15.30	1,290,726	76	$12.40

     The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2008 was $903 and $12,660, respectively. The total intrinsic value of all vested outstanding stock options at September 30, 2008 was $9,982. Assuming all stock options outstanding at September 30, 2008 were vested, the total intrinsic value of all outstanding stock options would have been $13,408.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock, based on the fair value of the shares on the date of grant, ratably over the applicable vesting periods. At September 30, 2008, amounts not yet recognized related to non-vested restricted stock totaled $12,783, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $11,567 related to grants during the nine months ended September 30, 2008. We recognized compensation expense associated with non-vested restricted stock totaling $2,070 and $819 for the quarters ended September 30, 2008 and 2007, respectively, and $4,321 and $2,290 for the nine months ended September 30, 2008 and 2007, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2007 to September 30, 2008:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2007	625,871	$9.46
Granted	614,056	$23.43
Vested	(369,199)	$8.22
Forfeited	(24,851)	$11.36

Balance at September 30, 2008	845,877	$20.09

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average basic common shares outstanding	73,935	72,191	73,225	71,873
Effect of dilutive securities:
Employee stock options	747	1,013	814	1,149
Non-vested restricted stock	326	291	331	274

Weighted average diluted common and potential common shares outstanding	75,008	73,495	74,370	73,296

     We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters and nine months ended September 30, 2008 and 2007. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 24,160 shares and 149,827 shares for the quarters ended September 30, 2008 and 2007, respectively, and a decrease in diluted weighted average shares outstanding of 137,289 shares and 199,434 shares for the nine months ended September 30, 2008 and 2007, respectively.
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
     On May 19, 2008, we completed the sale of the disposal group for $50,150 in cash and we received assets with a fair market value of $7,987. In addition, we retained the receivables and payables associated with the operating results of these entities as of the date of the sale. The carrying value of the related net assets was approximately $51,353 on May 19, 2008, excluding allocated goodwill of $11,109. We recorded a loss of $6,935 associated with the sale of this disposal group, which represents the excess of the carrying value of the assets less selling costs over the sales price and a charge of approximately $2,610 related to income tax on the transaction. The income tax on the disposal was primarily attributable to the $11,109 of allocated goodwill which was non-deductible for tax purposes and resulted in a taxable gain on the disposal. We sold this disposal group to Select Energy Services, L.L.C., an oilfield service company located in Gainesville, Texas which is owned by a former officer of one of our subsidiaries. Pursuant to the agreement, we will sublet office space to Select Energy Services, L.L.C., and provide certain administrative functions for a period of one year at an agreed-upon rate for services per hour. Proceeds from the sale of this disposal group were used to repay outstanding borrowings under our U.S. revolving credit facility and for other general corporate purposes.
     The following table summarizes operating results for the disposal group for the periods indicated:

		Period
		January 1,	Nine Months
	Quarter Ended	2008 through	Ended
	September 30,	May 19,	September 30,
	2007	2008	2007
Revenue	$39,518	$59,553	$124,264
Income before taxes	$4,514	$3,330	$15,425
Net income before loss on disposal in 2008	$2,817	$2,076	$9,629
Net income (loss)	$2,817	$(4,859)	$9,629
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
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of September 30, 2008. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended September 30, 2008
Revenue from external customers	$417,788	$62,208	$13,237	$—	$493,233
Inter-segment revenues	$—	$486	$15,002	$(15,488)	$—
EBITDA, as defined	$133,229	$17,005	$3,387	$(9,885)	$143,736
Depreciation and amortization	$41,169	$5,223	$657	$646	$47,695

Operating income (loss)	$92,060	$11,782	$2,730	$(10,531)	$96,041
Capital expenditures	$51,486	$6,581	$592	$187	$58,846

Quarter Ended September 30, 2007
Revenue from external customers	$312,020	$52,880	$8,505	$—	$373,405
Inter-segment revenues	$—	$597	$7,294	$(7,891)	$—
EBITDA, as defined	$95,493	$14,211	$2,235	$(5,580)	$106,359
Depreciation and amortization	$29,475	$3,933	$577	$200	$34,185

Operating income (loss)	$66,018	$10,278	$1,658	$(5,780)	$72,174
Capital expenditures	$64,305	$12,937	$2,338	$701	$80,281

As of September 30, 2008
Segment assets	$1,799,491	$278,652	$49,589	$32,743	$2,160,475

Nine Months Ended September 30, 2008
Revenue from external customers	$1,138,096	$172,711	$40,689	$—	$1,351,496
Inter-segment revenues	$370	$758	$25,541	$(26,669)	$—
EBITDA, as defined	$352,940	$44,733	$10,209	$(26,241)	$381,641
Depreciation and amortization	$111,897	$14,527	$1,762	$1,797	$129,983

Operating income (loss)	$241,043	$30,206	$8,447	$(28,038)	$251,658
Capital expenditures	$157,865	$31,816	$2,317	$1,231	$193,229

Nine Months Ended September 30, 2007
Revenue from external customers	$917,146	$158,101	$31,194	$—	$1,106,441
Inter-segment revenues	$332	$1,754	$25,836	$(27,922)	$—
EBITDA, as defined	$297,619	$47,050	$7,215	$(20,064)	$331,820
Depreciation and amortization	$81,307	$10,460	$1,535	$1,212	$94,514

Operating income (loss)	$216,312	$36,590	$5,680	$(21,276)	$237,306
Capital expenditures	$223,216	$42,923	$6,833	$1,787	$274,759

As of December 31, 2007
Segment assets	$1,651,653	$287,563	$89,492	$26,051	$2,054,759
     The following table reconciles segment information for our business segments as originally reported for the quarter and nine months ended September 30, 2007, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
Quarter Ended September 30, 2007
Completion and production services:
Revenue from external customers	$317,170	$5,150	$312,020

EBITDA, as defined	$97,070	$1,577	$95,493
Depreciation and amortization	29,817	342	29,475

Operating income	$67,253	$1,235	$66,018

Drilling services:
Revenue from external customers	$60,566	$7,686	$52,880

	Original	Discontinued	Revised
	Presentation	Operations	Presentation
EBITDA, as defined	$16,701	$2,490	$14,211
Depreciation and amortization	4,586	653	3,933

Operating income	$12,115	$1,837	$10,278

Product Sales:
Revenue from external customers	$35,187	$26,682	$8,505

EBITDA, as defined	$3,901	$1,666	$2,235
Depreciation and amortization	793	216	577

Operating income	$3,108	$1,450	$1,658

Nine Months Ended September 30, 2007
Completion and production services:
Revenue from external customers	$932,021	$14,875	$917,146

EBITDA, as defined	$302,412	$4,793	$297,619
Depreciation and amortization	82,235	928	81,307

Operating income	$220,177	$3,865	$216,312

Drilling services:
Revenue from external customers	$179,155	$21,054	$158,101

EBITDA, as defined	$53,772	$6,722	$47,050
Depreciation and amortization	12,238	1,778	10,460

Operating income	$41,534	$4,944	$36,590

Product Sales:
Revenue from external customers	$119,529	$88,335	$31,194

EBITDA, as defined	$14,498	$7,283	$7,215
Depreciation and amortization	2,173	638	1,535

Operating income	$12,325	$6,645	$5,680

     We do not allocate net interest expense, tax expense or minority interest to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and nine months ended September 30, 2008 and 2007:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment operating income	$96,041	$72,174	$251,658	$237,306
Interest expense	14,647	16,667	46,077	47,335
Interest income	(680)	(484)	(2,067)	(1,012)
Income taxes	29,731	17,483	73,687	68,098
Minority interest	—	(283)	—	(227)

Net income from continuing operations	$52,343	$38,791	$133,961	$123,112

     Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2007	$513,704	$34,297	$12,487	$560,488
Impairment associated with discontinued operations (b)	(1,341)	(1,324)	(8,693)	(11,358)

Balance at December 31, 2007 (adjusted for discontinued operations)	512,363	32,973	3,794	549,130
Acquisitions	21,842	—	—	21,842
Contingency adjustment and other (a)	86	—	—	86
Foreign currency translation	(1,966)	—	—	(1,966)

Balance at September 30, 2008	$532,325	$32,973	$3,794	$569,092

(a)	The contingency adjustment represents additional costs associated with acquisitions for the period from January 1, 2007 through September 30, 2008.

(b)	See Note 10—Discontinued operations.
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
13. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007; (2) unaudited condensed consolidating statements of operations for the quarters ended September 30, 2008 and 2007; (3) unaudited condensed consolidating statements of operations for the nine months ended September 30, 2008 and 2007; and (4) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.
Condensed Consolidating Balance Sheet
September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$3,206	$1,158	$7,277	$(3,098)	$8,543
Trade accounts receivable, net	140	320,446	37,267	—	357,853
Inventory, net	—	24,570	13,462	—	38,032
Prepaid expenses and other current assets	12,957	24,207	2,471	—	39,635

Total current assets	16,303	370,381	60,477	(3,098)	444,063
Property, plant and equipment, net	4,913	1,043,217	67,583	—	1,115,713
Investment in consolidated subsidiaries	1,007,563	122,537	—	(1,130,100)	—
Inter-company receivable	855,246	2,737	—	(857,983)	—
Goodwill	82,683	453,121	33,288	—	569,092
Other long-term assets, net	14,624	13,407	3,576	—	31,607

Total assets	$1,981,332	$2,005,400	$164,924	$(1,991,181)	$2,160,475

Current liabilities
Current maturities of long-term debt	$—	$3,816	$25	$—	$3,841
Accounts payable	344	58,397	8,040	(3,098)	63,683
Accrued liabilities	19,895	34,800	8,854	—	63,549
Accrued payroll and payroll burdens	—	16,752	614	—	17,366
Accrued interest	16,693	6	67	—	16,766
Notes payable	2,707	—	—	—	2,707
Taxes payable	—	—	2,560	—	2,560

Total current liabilities	39,639	113,771	20,160	(3,098)	170,472
Long-term debt	738,087	361	13,097	—	751,545
Inter-company payable	—	855,246	2,737	(857,983)	—
Deferred income taxes	119,807	28,459	6,392	—	154,658

Total liabilities	897,533	997,837	42,386	(861,081)	1,076,675
Stockholders’ equity
Total stockholders’ equity	1,083,799	1,007,563	122,538	(1,130,100)	1,083,800

Total liabilities and stockholders’ equity	$1,981,332	$2,005,400	$164,924	$(1,991,181)	$2,160,475

Condensed Consolidating Balance Sheet
December 31, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$8,217	$5,549	$6,605	$(6,747)	$13,624
Trade accounts receivable, net	62	276,706	28,914	—	305,682
Inventory, net	—	16,022	13,855	—	29,877
Prepaid expenses and other current assets	7,113	20,826	896	—	28,835
Current assets held for sale	—	50,307	—	—	50,307

Total current assets	15,392	369,410	50,270	(6,747)	428,325
Property, plant and equipment, net	4,623	953,169	55,398	—	1,013,190
Investment in consolidated subsidiaries	850,238	114,529	—	(964,767)	—
Inter-company receivable	894,356	371	—	(894,727)	—
Goodwill	82,683	418,035	48,412	—	549,130
Other long-term assets, net	14,804	12,321	3,939	—	31,064
Long-term assets held for sale	—	33,050	—	—	33,050

Total assets	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

Current liabilities
Current maturities of long-term debt	$—	$328	$70	$—	$398
Accounts payable	1,364	53,159	8,631	(6,747)	56,407
Accrued liabilities	5,792	39,355	7,425	—	52,572
Accrued payroll and payroll burdens	1,278	21,555	1,217	—	24,050
Accrued interest	4,462	—	91	—	4,553
Notes payable	15,319	35	—	—	15,354
Taxes payable	—	—	6,506	—	6,506
Current liabilities of held for sale operations	—	9,705	—	—	9,705

Total current liabilities	28,215	124,137	23,940	(6,747)	169,545
Long-term debt	810,000	3,690	12,295	—	825,985
Inter-company payable	—	894,356	371	(894,727)	—
Deferred tax liabilities	93,557	26,379	6,885	—	126,821
Long-term liabilities of held for sale operations	—	2,085	—	—	2,085

Total liabilities	931,772	1,050,647	43,491	(901,474)	1,124,436
Stockholders’ equity
Total stockholders’ equity	930,324	850,238	114,528	(964,767)	930,323

Total liabilities and stockholders’ equity	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$444,725	$36,449	$(1,178)	$479,996
Product	—	3,015	10,222	—	13,237

	—	447,740	46,671	(1,178)	493,233
Service expenses	—	266,314	25,030	(1,178)	290,166
Product expenses	—	1,915	6,973	—	8,888
Selling, general and administrative expenses	9,884	35,823	4,736	—	50,443
Depreciation and amortization	418	42,554	4,723	—	47,695

Income from continuing operations before interest and taxes	(10,302)	101,134	5,209	—	96,041
Interest expense	15,012	2,878	151	(3,394)	14,647
Interest income	(3,443)	(598)	(33)	3,394	(680)
Equity in earnings of consolidated affiliates	(64,851)	(4,229)	—	69,080	—

Income from continuing operations before Taxes	42,980	103,083	5,091	(69,080)	82,074

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Taxes	(9,210)	38,079	862	—	29,731

Income (loss) from continuing operations	$52,190	$65,004	$4,229	$(69,080)	$52,343
Income (loss) from discontinued operations (net of tax)	—	(153)	—	—	(153)

Net income (loss)	$52,190	$64,851	$4,229	$(69,080)	$52,190

Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$337,506	$28,721	(1,327)	$364,900
Product	—	227	8,278	—	8,505

	—	337,733	36,999	(1,327)	373,405
Service expenses	—	198,526	22,168	(1,327)	219,367
Product expenses	—	223	5,235	—	5,458
Selling, general and administrative expenses	5,218	34,379	2,624	—	42,221
Depreciation and amortization	213	31,298	2,674	—	34,185

Income from continuing operations before interest and taxes	(5,431)	73,307	4,298	—	72,174
Interest expense	16,769	6,150	243	(6,495)	16,667
Interest income	(6,560)	(308)	(111)	6,495	(484)
Equity in earnings of consolidated affiliates	(46,480)	(1,905)	—	48,385	—

Income from continuing operations before Taxes	30,840	69,370	4,166	(48,385)	55,991
Taxes	(10,768)	25,707	2,544	—	17,483

Income (loss) from continuing operations before minority interest	41,608	43,663	1,622	(48,385)	38,508
Minority interest	—	—	(283)	—	(283)

Income from continuing operations	41,608	43,663	1,905	(48,385)	38,791
Income (loss) from discontinued operations (net of tax)	—	2,817	—	—	2,817

Net income (loss)	$41,608	$46,480	$1,905	$(48,385)	$41,608

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$1,208,286	$105,924	$(3,403)	$1,310,807
Product	—	5,557	35,132	—	40,689

	—	1,213,843	141,056	(3,403)	1,351,496
Service expenses	—	726,303	77,551	(3,403)	800,451
Product expenses	—	3,831	23,607	—	27,438
Selling, general and administrative expenses	26,241	103,474	12,251	—	141,966
Depreciation and amortization	1,106	118,220	10,657	—	129,983

Income from continuing operations before interest and taxes	(27,347)	262,015	16,990	—	251,658
Interest expense	46,716	10,312	459	(11,410)	46,077
Interest income	(11,539)	(1,836)	(102)	11,410	(2,067)
Equity in earnings of consolidated affiliates	(162,182)	(13,094)	—	175,276	—

Income from continuing operations before Taxes	99,658	266,633	16,633	(175,276)	207,648
Taxes	(29,444)	99,592	3,539	—	73,687

Income (loss) from continuing operations	$129,102	$167,041	$13,094	$(175,276)	$133,961
Income (loss) from discontinued operations (net of tax)	—	4,859	—	—	4,859

Net income (loss)	$129,102	$162,182	$13,094	$(175,276)	$129,102

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2007

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$989,672	$89,055	(3,480)	$1,075,247
Product	—	1,987	29,207	—	31,194

	—	991,659	118,262	(3,480)	1,106,441
Service expenses	—	555,282	67,437	(3,480)	619,239
Product expenses	—	1,983	19,760	—	21,743
Selling, general and administrative expenses	20,064	104,257	9,318	—	133,639
Depreciation and amortization	787	86,454	7,273	—	94,514

Income from continuing operations before interest and taxes	(20,851)	243,683	14,474	—	237,306
Interest expense	47,810	18,425	916	(19,816)	47,335
Interest income	(19,940)	(629)	(259)	19,816	(1,012)
Equity in earnings of consolidated affiliates	(157,064)	(8,829)	—	165,893	—

Income from continuing operations before Taxes	108,343	234,716	13,817	(165,893)	190,983
Taxes	(24,398)	87,281	5,215	—	68,098

Income (loss) from continuing operations before minority interest	132,741	147,435	8,602	(165,893)	122,885
Minority interest	—	—	(227)	—	(227)

Income from continuing operations	132,741	147,435	8,829	(165,893)	123,112
Income (loss) from discontinued operations (net of tax)	—	9,629	—	—	9,629

Net income (loss)	$132,741	$157,064	$8,829	$(165,893)	$132,741

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income	$129,102	$162,182	$13,094	$(175,276)	$129,102
Items not affecting cash:
Equity in earnings of consolidated affiliates	(162,182)	(13,094)	—	175,276	—
Depreciation and amortization	1,106	120,214	10,657	—	131,977
Other	596	38,918	469	—	39,983
Changes in operating assets and liabilities, net of effect of acquisitions	63,138	(88,511)	(13,460)	3,649	(35,184)

Net cash provided by operating activities	31,760	219,709	10,760	3,649	265,878

Investing activities:
Business acquisitions, net of cash acquired	—	(71,823)	—	—	(71,823)
Additions to property, plant and equipment	(1,231)	(177,869)	(14,129)	—	(193,229)
Inter-company receipts	28,001	—	—	(28,001)	—
Proceeds from sale of discontinued Operations	—	50,150	—	—	50,150
Other	—	6,645	311	—	6,956

Net cash provided by (used for) investing Activities	26,770	(192,897)	(13,818)	(28,001)	(207,946)

Financing activities:
Issuances of long-term debt	197,714	44	10,597	—	208,355
Repayments of long-term debt	(269,623)	(880)	(9,557)	—	(280,060)
Repayments of notes payable	(12,642)	—	—	—	(12,642)
Inter-company borrowings (repayments)	—	(30,367)	2,366	28,001	—

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Proceeds from issuances of common stock	11,901	—	—	—	11,901
Other	9,109	—	—	—	9,109

Net cash provided by (used in) financing Activities	(63,541)	(31,203)	3,406	28,001	(63,337)
Effect of exchange rate changes on cash	—	—	324	—	324

Change in cash and cash equivalents	(5,011)	(4,391)	672	3,649	(5,081)
Cash and cash equivalents, beginning of period	8,217	5,549	6,605	(6,747)	13,624

Cash and cash equivalents, end of period	$3,206	$1,158	$7,277	$(3,098)	$8,543

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$132,741	$157,064	$8,829	$(165,893)	$132,741
Items not affecting cash:
Equity in earnings of consolidated affiliates	(157,064)	(8,829)	—	165,893	—
Depreciation and amortization	787	89,798	7,273	—	97,858
Other	10,919	4,663	867	—	16,449
Changes in operating assets and liabilities, net of effect of acquisitions	47,483	(35,748)	(16,392)	(2,243)	(6,900)

Net cash provided by operating activities	34,866	206,948	577	(2,243)	240,148

Investing activities:
Business acquisitions	—	(40,616)	—	—	(40,616)
Additions to property, plant and equipment	(1,787)	(264,944)	(8,028)	—	(274,759)
Inter-company advances	(100,296)	(11,525)	—	111,821	—
Other	—	4,399	536	—	4,935

Net cash used for investing activities	(102,083)	(312,686)	(7,492)	111,821	(310,440)

Financing activities:
Issuances of long-term debt	237,448	—	9,859	—	247,307
Repayments of long-term debt	(162,437)	(361)	(14,735)	—	(177,533)
Issuances (repayments) of notes payable	(17,078)	—	—	—	(17,078)
Inter-company borrowings (repayments)	—	100,278	11,543	(111,821)	—
Proceeds from issuances of common stock	3,412	—	—	—	3,412
Other	5,590	—	—	—	5,590

Net cash provided by financing activities	66,935	99,917	6,667	(111,821)	61,698
Effect of exchange rate changes on cash	—	—	(3,934)	—	(3,934)

Change in cash and cash equivalents	(282)	(5,821)	(4,182)	(2,243)	(12,528)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$6,235	$3,712	$3,130	$(5,731)	$7,346

14. Recent accounting pronouncements and authoritative literature:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of September 30, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
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
     In June 2008, the FASB issued a FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that unvested share-based awards which have non-forfeitable rights to participate in dividend distributions should be considered participating securities in order to calculate earnings per share in accordance with the “Two-Class Method” described in SFAS No. 128, “Earnings per Share.” This guidance becomes effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.
     In September 2008, the FASB issued an FSP No. FAS 144-d, “Amending the Criteria for Reporting a Discontinued Operation,” which clarifies the definition of a discontinued operation as either: (1) a component of an entity which has been disposed of or classified as held for sale which meets the criteria of an operating segment as defined under SFAS No. 131, or (2) as a business, as such term is defined in SFAS No. 141R which becomes effective on January 1, 2009, which meets the criteria to be classified as held for sale on acquisition. This proposed guidance further modifies certain disclosure requirements. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.
15. Subsequent Events:
     On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC, a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57,000 in cash, and prepaid an additional $1,000 related to an employee retention bonus pool. The purchase price allocation associated with this acquisition has not been completed, but we expect to record goodwill related to this acquisition of approximately $27,500 in October 2008, which will be allocated entirely to the completion and production services business segment. We believe this acquisition expands our geographic reach into the Haynesville Shale area.
     On October 4, 2008, we acquired substantially all of the assets of Appalachian Well Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, with a service area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $49,257 in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We expect to invest an additional $6,500 to complete a frac fleet at this location, and have an option to purchase other real property for approximately $600. In addition, we have entered into an agreement under which we may be required to pay up to an additional $5,000 in cash consideration during the earn-out period which extends through 2010, based upon the results of operations of various service lines acquired. The purchase price allocation associated with this acquisition has not yet been finalized, but we expect to record goodwill of approximately $29,000 in October 2008, which will be allocated entirely to the completion and production services business segment. We believe this acquisition creates a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Shale.
     On October 8, 2008, our former senior vice president and chief financial officer announced his retirement from Complete effective October 15, 2008. In connection with the retirement, we entered into an agreement with this former officer to pay a lump sum payment of $1,043, plus a 2008 bonus payment and certain other payroll benefits. In addition, we accelerated vesting as of October 15, 2008 of 63,899 outstanding unvested stock options and 45,754 outstanding unvested shares of restricted stock held by the former officer, and extended the exercise period for 63,900 outstanding stock options from January 15, 2009 to October 15, 2009. We expect to make the payment under this agreement on or about April 16, 2009. Pursuant to this agreement, we will record a charge related to stock-based compensation during October 2008 related to the vesting of unrestricted stock and the modification of the stock options noted. We will also accrue the amount of the lump sum payment and the 2008 bonus as a current liability as of October 31, 2008. Although we have not finalized the calculation of the charge to earnings associated with the retirement of this former officer, we expect the charge to be between $2,000 and $2,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2008 and for the quarters and nine months ended September 30, 2008 and 2007, included elsewhere herein. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statement contained in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, availability of credit financing, regulatory changes and other uncertainties. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
Overview
     We are a leading provider of specialized services and products focused on helping oil and gas companies develop hydrocarbon reserves, reduce operating costs and enhance production. We focus on basins within North America that we believe have attractive long-term potential for growth, and we deliver targeted, value-added services and products required by our customers within each specific basin. We believe our range of services and products positions us to meet the many needs of our customers at the wellsite, from drilling and completion through production and eventual abandonment. We manage our operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Kansas, North Dakota, Pennsylvania, western Canada, Mexico and Southeast Asia.
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
AVERAGE RIG COUNTS

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/08	9/30/07	9/30/08	9/30/07
BHI Rotary Rig Count:
U.S. Land	1,910	1,717	1,806	1,683
U.S. Offshore	69	72	64	77

Total U.S	1,979	1,789	1,870	1,760
Canada	433	347	372	338

Total North America	2,412	2,136	2,242	2,098

Source: BHI (www.BakerHughes.com.)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Weatherford/AESC Service Rig Count (Active Rigs):
United States	2,597	2,395	2,531	2,382
Canada	738	533	695	593

Total North America	3,335	2,928	3,226	2,975

Source: Weatherford/AESC Service Rig Count for “Active Rigs.”

Outlook
     Our growth strategy includes a focus on internal growth in the basins in which we currently operate and we seek to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we identify new basins in which to replicate this approach. We also augment our internal growth through strategic acquisitions.
     Strategic acquisitions are an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We invested $9.5 million to acquire a fishing, rental and foam unit services business in February 2008, and $62.4 million, net of cash acquired, to acquire a pressure pumping business in north Texas in April 2008. In October 2008, we invested $58.0 million to acquire a well service and heavy haul business based in Arkansas, and an additional $49.3 million in cash to acquire a pressure pumping and e-line business in Pennsylvania, as well as issuing shares of our common stock as additional consideration (see “—Acquisitions”).
     During the nine months ended September 30, 2008 and 2007, we invested $193.2 million and $274.8 million, respectively, in equipment additions and other capital expenditures. We originally planned to spend approximately $150.0 million on capital expenditures for 2008 compared to actual capital expenditures in 2007 of $372.6 million. This decrease in planned capital expenditures for 2008 was due to concerns of potential equipment over-capacity in the oil and gas industry in the markets in which we serve. During recent months, we increased our projected capital expenditures budget to $250.0 million for fiscal 2008 particularly to expand into basins which we believe to have future growth potential, including the Haynesville Shale of Louisiana, the Bakken Shale area of North Dakota and the Marcellus Shale in the Appalachian region. During the third quarter of 2008, the U.S. financial markets were impacted by the collapse of several large banks and financial institutions which continues to restrict the availability of funds for loans amongst banks and for commercial investment. Although we currently have positive cash flow and sufficient available borrowing capacity under our existing long-term credit facilities, we cannot estimate the impact that this downturn in the U.S. financial markets will have on activity levels or our customers, our operations and our future need and ability to continue to make investments in capital expenditures and acquisitions. Our capital expenditures for the twelve months ended September 30, 2008 were $291.0 million, the majority of which was spent for growth capital, and we expect to invest approximately $150.0 million in capital expenditures during fiscal 2009. We further expect to continue to benefit from equipment placed into service during the past twelve months, assuming that utilization of our equipment remains at current levels or higher. However, our future results remain subject to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Our customers are directly impacted by the volatility of commodity prices in the oil and gas industry, which affects their spending levels, and directly impacts the use of oilfield service providers. As we have evaluated our business environment, we believe the following trends have emerged: (1) our customers have begun to curtail investment in capital projects as a response to the U.S. financial markets decline, a decrease in available credit financing and lower commodity prices; (2) our competitors have placed additional equipment into service in the markets in which we operate; (3) we have experienced pricing pressure in certain geographic areas for certain business lines due to competitive market forces; (4) oilfield activity has been steady and rig counts trends were favorable throughout the first three quarters of 2008, but have begun to fall in recent weeks; (5) labor costs have risen and inflationary forces may continue to increase our operating costs; and (6) our customers are investing in unconventional resource plays, which may require service companies to provide newer, more complex equipment and to possess more technical expertise to assist the customer to explore and develop these resource plays.
     We, and many of our competitors, have invested in new equipment over the past several years, some of which requires long lead times to manufacture. As more of this equipment is placed into service or moved to emerging basins due to lower utilization in more established basins, there could be excess capacity in the industry and, in particular, in the markets we serve, which we believe may negatively impact our utilization rates and pricing for certain service offerings. In addition, as new equipment enters the market, we must compete for employees to crew the equipment, which puts inflationary pressure on labor costs. Our equipment fleet is relatively new, as we made significant investments in new equipment over the past three years and expect to continue to invest in new equipment and maintenance of existing assets. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As more equipment enters the marketplace, we believe our customers will increasingly rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategic acquisition growth strategy.
     We continue to believe that the overall long-term outlook for our business remains favorable from an activity perspective, particularly in the basins in which we operate and in the basins in which we intend to make additional investments, including the Haynesville Shale area of Louisiana, the Bakken Shale area of North Dakota and the Marcellus Shale in the Appalachian region. Although we expect a short-term downturn in the oil and gas industry due to the decline in the U.S. economy, weakness of the U.S. financial markets, and lower oil and gas commodity prices, we believe that the fundamentals in the markets which we serve are good. We believe that pricing for our products and services will be less favorable for some product lines and in some geographic regions in the short-term. We believe we are well positioned to pursue our growth strategy because of our position in the markets we serve and our overall capital structure.
Acquisitions
     During the period from January 1, 2008 through October 4, 2008, we acquired substantially all the assets of four oilfield service companies for $179.2 million in cash, net of cash acquired, and we issued 588,292 unregistered shares of our common stock. These acquisitions are subject to final working capital adjustments.
•	On February 29, 2008, we acquired substantially all the assets of KR Fishing & Rental, Inc., for $9.5 million in cash, resulting in goodwill of $6.4 million. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is based in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain region.

•	On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.4 million in cash, net of cash acquired, which includes a working capital adjustment of $1.6 million, and recorded goodwill of $15.4 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We spent an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, our total investment in this operation was approximately $82.4 million. The initial purchase price allocation associated with this acquisition has not yet been finalized. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.

•	On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC, a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57.0 million in cash, and prepaid an additional $1.0 million related to an employee retention bonus pool. The purchase price allocation associated with this acquisition has not been completed, but we expect to record goodwill related to this acquisition of approximately $27.5 million in October 2008. We believe this acquisition extends our geographic reach into the Haynesville Shale area.

•	On October 4, 2008, we acquired substantially all of the assets of Appalachian Well Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, and includes a service area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $49.3 million in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We expect to invest an additional $6.5 million to complete a frac fleet at this location, and have an option to purchase other real property for approximately $0.6 million. In addition, we have entered into an agreement under which we may be required to pay up to an additional $5.0 million in cash consideration during the earn-out period which extends through 2010, based upon the results of operations of various service lines acquired. The purchase price allocation associated with this acquisition has not yet been finalized, but we expect to record goodwill of approximately $29.0 million in October 2008. We believe this acquisition creates a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Basin.
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
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to Select Energy Services, L.L.C., a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50.2 million in cash and assets with a fair market value of $8.0 million. The carrying value of the net assets sold was approximately $51.4 million, excluding $11.1 million of allocated goodwill associated with the combination that formed Complete Production Services, Inc. in September 2005. We recorded a loss on the sale of this disposal group totaling approximately $6.9 million, which included $2.6 million related to income taxes. In accordance with the sales agreement, we agreed to sublet office space to Select Energy Services, L.L.C. and to provide certain administrative services for an initial term of one year, at an agreed-upon rate.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2008.

Results of Operations (Continuing Operations)

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2008/	2008/
	9/30/08	9/30/07	2007	2007
	(unaudited, in thousands)
Revenue:
Completion and production services	$417,788	$312,020	$105,768	34%
Drilling services	62,208	52,880	9,328	18%
Product sales	13,237	8,505	4,732	56%

Total	$493,233	$373,405	$119,828	32%

EBITDA:
Completion and production services	$133,229	$95,493	$37,736	40%
Drilling services	17,005	14,211	2,794	20%
Product sales	3,387	2,235	1,152	52%
Corporate	(9,885)	(5,580)	(4,305)	77%

Total	$143,736	$106,359	$37,377	35%

				Percent
	Nine Months	Nine Months	Change	Change
	Ended	Ended	2008/	2008/
	9/30/08	9/30/07	2007	2007
	(unaudited, in thousands)
Revenue:
Completion and production services	$1,138,096	$917,146	$220,950	24%
Drilling services	172,711	158,101	14,610	9%
Product sales	40,689	31,194	9,495	30%

Total	$1,351,496	$1,106,441	$245,055	22%

EBITDA:
Completion and production services	$352,940	$297,619	$55,321	19%
Drilling services	44,733	47,050	(2,317)	(5%)
Product sales	10,209	7,215	2,994	41%
Corporate	(26,241)	(20,064)	(6,177)	31%

Total	$381,641	$331,820	$49,821	15%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and nine months ended September 30, 2008 and 2007 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended September 30, 2008
EBITDA, as defined	$133,229	$17,005	$3,387	$(9,885)	$143,736
Depreciation and amortization	$41,169	$5,223	$657	$646	$47,695

Operating income (loss)	$92,060	$11,782	$2,730	$(10,531)	$96,041

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended September 30, 2007
EBITDA, as defined	$95,493	$14,211	$2,235	$(5,580)	$106,359
Depreciation and amortization	$29,475	$3,933	$577	$200	$34,185

Operating income (loss)	$66,018	$10,278	$1,658	$(5,780)	$72,174

Nine Months Ended September 30, 2008
EBITDA, as defined	$352,940	$44,733	$10,209	$(26,241)	$381,641
Depreciation and amortization	$111,897	$14,527	$1,762	$1,797	$129,983

Operating income (loss)	$241,043	$30,206	$8,447	$(28,038)	$251,658

Nine Months Ended September 30, 2007
EBITDA, as defined	$297,619	$47,050	$7,215	$(20,064)	$331,820
Depreciation and amortization	$81,307	$10,460	$1,535	$1,212	$94,514

Operating income (loss)	$216,312	$36,590	$5,680	$(21,276)	$237,306

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter and Nine Months Ended September 30, 2008 Compared to the Quarter and Nine Months Ended September 30, 2007 (Unaudited)
     Revenue
     Revenue from continuing operations for the quarter ended September 30, 2008 increased by $119.8 million, or 32%, to $493.2 million from $373.4 million for the same period in 2007. Revenue from continuing operations for the nine months ended September 30, 2008 increased $245.1 million, or 22%, to $1,351.5 million from $1,106.4 million for the same period in 2007. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $105.8 million, or 34% for the quarter, and $221.0 million, or 24% for the nine months, primarily due to revenues earned as a result of additional capital investment in our pressure pumping, coiled tubing, well servicing, rental and fluid-handling businesses in 2007 and during the nine months ended September 30, 2008. We experienced favorable results for our pressure pumping, fluid handling, well service and U.S. and Mexican coiled tubing businesses, when comparing the first nine months of 2008 to the same period in 2007. Results for our pressure pumping business increased due to an expansion of services into the Bakken Shale area of North Dakota and the successful integration of a business acquired in April 2008, pursuant to which we negotiated a long-term service contract with a major customer. During 2007 and early 2008, we completed a series of small acquisitions which provided incremental revenues for 2008 compared to 2007 due to the timing of those acquisitions.

•	Drilling Services. Segment revenue increased $9.3 million, or 18% for the quarter, and $14.6 million, or 9% for the nine months, primarily due to additional capital invested in our contract drilling business in 2007 and into 2008, better utilization of our equipment in the third quarter of 2008, somewhat offset by lower pricing and lower utilization in early 2008 compared to the same period in 2007. The lower utilization resulted from less rig moving activity during early 2008 and an increase in equipment placed into service by our competitors in the markets we serve. Pricing and utilization have improved since the first quarter of 2008 for our contract drilling and rig logistics businesses.

•	Product Sales. Segment revenue increased $4.7 million, or 56% for the quarter, and $9.5 million, or 30% for the nine months, due primarily to the sales mix and the timing of product sales and equipment refurbishment for our Southeast Asian business, which tends to be project-specific. We also had a larger volume of third-party sales at our repair and fabrication shop in north Texas during 2008 compared to the same period in 2007.

     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $74.2 million, or 33%, to $299.1 million for the quarter ended September 30, 2008 from $224.8 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, service and product expenses increased $186.9 million, or 29%, to $827.9 million from $641.0 million for the same period in 2007. The following table summarizes service and product expenses as a percentage of revenues for the quarters and nine months ended September 30, 2008 and 2007:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended			Nine Months Ended
	9/30/08	9/30/07	Change	9/30/08	9/30/07	Change
Segment:
Completion and production services	60%	60%	—	60%	57%	(3)%
Drilling services	65%	63%	(2)%	67%	60%	(7)%
Product sales	67%	64%	(3)%	67%	70%	3%
Total	61%	60%	(1)%	61%	58%	(3)%
     Service and product expenses as a percentage of revenue increased for the quarter and nine months ended September 30, 2008 compared to the same period in 2007. Margins by business segment were impacted by acquisitions, pricing, utilization and costs.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment were consistent when comparing the quarter ended September 30, 2008 to the same period in 2007, although the mix of services provided changed during the periods. Higher fluid handling volume, an increase in coiled tubing equipment placed in service and the expansion of our pressure pumping operations into the Bakken Shale area of North Dakota and acquisitions during 2008 contributed to a favorable service mix which offset a decline in margins for certain other business lines due primarily to lower utilization and some pricing considerations. For the nine months ended September 30, 2008 compared to the same period in 2007, our service and product expenses as a percentage of revenue increased due to some pricing pressure for many of our service lines throughout 2008, resulting in less favorable operating margins on a year-over-year basis. We have experienced higher labor and fuel costs throughout 2008 as well as higher sand and cement costs for our pressure pumping business. In addition, we incurred additional costs associated with the start-up of a pressure pumping and fracing business in the Bakken Shale area of North Dakota. Although pricing for the third quarter of 2008 was less favorable in some markets than in the prior year, we were able to obtain some pricing considerations and fuel surcharges which defrayed some operating costs relative to the second quarter of 2008. Our year-over-year results for this business segment were also impacted by the acquisitions of Frac Source and KR Fishing and Rental, Inc. during 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased during 2008 compared to 2007 due to: (1) lower pricing for our contract drilling and drilling logistics businesses on a year-over-year basis, (2) higher operating costs associated primarily with labor and fuel, (3) lower utilization of our equipment due primarily to more market competition. For the third quarter of 2008 compared to the second quarter of 2008, our margins improved for our drilling services business segment as demand for our contract drilling and drilling logistics business increased resulting in higher utilizations and improved margins.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the quarter ended September 30, 2008 compared to the same period in 2007 due to the mix of products sold for the relative periods, as the 2007 results included several higher margin projects associated with our Southeast Asian operations which were completed during the third quarter. The nature of operations undertaken at our Southeast Asian facilities tend to be project specific and, thus, results can fluctuate between periods depending upon the projects in process during the period. For the nine months ended September 30, 2008 compared to the same period in 2007, service and product expenses as a percentage of revenue declined due to the project mix in Southeast Asia, as well as higher third-party sales associated with our fabrication and repair business located in Gainesville, Texas.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $8.2 million, or 19%, for the quarter ended September 30, 2008 to $50.4 million from $42.2 million during the quarter ended September 30, 2007. For the nine months ended September 30, 2008, selling, general and administrative expense increased $8.3 million, or 6%, to $142.0 million from $133.6 million for the nine months ended September 30, 2007. The increase in expense was due primarily due additional costs associated with business acquisitions, start-up costs associated with the expansion into the Bakken Shale area of North Dakota and higher costs associated with stock-based compensation. Partially offsetting this increase in expense was a decrease in bad debt expense for the respective periods, a decline in the loss on fixed asset disposals and a one-time charge of $1.6 million associated with an insurance settlement in June 2007. As a percentage of revenues, selling, general and administrative expense was 11% and 12% for the nine months ended September 30, 2008 and 2007, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $13.5 million, or 40%, to $47.7 million for the quarter ended September 30, 2008 from $34.2 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, depreciation and amortization expense increased $35.5 million to $130.0 million from $94.5 million for the nine months ended September 30, 2007. The increases in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended September 30, 2008, which totaled approximately $291.0 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2007 and two businesses acquired in 2008, some of which did not contribute a full-quarter of depreciation expense during the respective periods in 2007 due to the timing of the acquisitions. Amortization expense increased during the quarter and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of the amortization of new intangible assets associated with business acquisitions in 2007 and 2008, especially the Frac Source acquisition in April 2008, which contributed $6.8 million of intangible assets. As a percentage of revenue, depreciation and amortization expense increased to 10% from 9% for the nine months ended September 30, 2008 and 2007, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent years as we continue to place equipment into service.
     Interest Expense
     Interest expense decreased $2.0 million, or 12%, to $14.6 million for the quarter ended September 30, 2008 from $16.7 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 compared to the same period in 2007, interest expense decreased $1.3 million, or 3%, to $46.1 million from $47.3 million. The decrease in interest expense was attributable to a decrease in the average amount of debt outstanding during the first nine months of 2008 and lower interest rates in 2008 compared to 2007. The weighted-average interest rate of borrowings outstanding at September 30, 2008 and 2007 was 7.5% and 7.7%, respectively.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. Tax expense was 36.2% and 31.2% of pretax income for the quarters ended September 30, 2008 and 2007, respectively, and 35.5% and 35.7% for the nine months ended September 30, 2008 and 2007, respectively. The increase in the effective rate for the quarter reflects: (1) the impact of state and provincial taxes, (2) the incremental benefit of the domestic production activities deduction during the third quarter of 2007, and (3) tax rate differentials in the jurisdictions in which we operate and the mix of earnings for the respective periods in those jurisdictions.

     Discontinued Operations
     We recorded a loss of $6.9 million associated with the sale of certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets. Net income earned by this disposal group during the period January 1, 2008 through May 19, 2008 reduced the overall loss from discontinued operations during the nine months ended September 30, 2008 to $4.9 million. The results for the quarter and nine months ended September 30, 2007 include a full quarter and nine months of activity related to this disposal group compared to less than five months of activity for 2008.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our coiled tubing, wireline and production testing fleets, pressure pumping fleets and fluid handling equipment; increasing and replacing rental tools and well service rigs; and funding general working capital needs. In addition, we need capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt which was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering on April 26, 2006. In addition, we received $50.2 million from the sale of certain assets primarily associated with our supply store business based in the Barnett Shale of north Texas in May 2008.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cash flows provided by (used in):
Operating activities	$265,878	$240,148
Investing activities	(207,946)	(310,440)
Financing activities	(63,337)	61,698
     Net cash provided by operating activities increased $25.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase in operating cash flows in 2008 reflects an increase in cash receipts due to an increase in oilfield activity which resulted in increased revenues, partially offset by the use of cash to pay higher operating costs due to inflationary factors, particularly payroll and fuel costs. In addition, our operating cash flows were impacted by the timing of business acquisitions throughout 2007 and during the nine months ended September 30, 2008.
     Net cash used in investing activities declined by $102.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the receipt of $50.2 million as proceeds from the sale of a disposal group in May 2008, as well as a decrease in funds used to invest in capital expenditures of $81.5 million. We decreased our overall capital expenditures budget for 2008 in response to potential overcapacity in the markets in which we serve. However, our board of directors approved an increase in this capital budget during the second quarter of 2008 due to favorable growth in emerging basins including the Haynesville, Bakken Shale and Marcellus. As a result of the overall U.S. financial market decline, a potential decrease in available credit financing for our customers and lower commodity prices, we expect to expend less for capital expenditures in fiscal 2009. These declines in funds used for investing activities were partially offset by an increase of $31.2 million in funds invested in business acquisitions during the nine months ended September 30, 2008 compared to the same period in 2007. We continue to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future, while evaluating the overall market conditions including the availability of credit financing and sources of cash flow, and expect that any new businesses acquired will provide incremental cash flows.
     Net cash used by financing activities was $63.3 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $61.7 million for the nine months ended September 30, 2007. The primary use of funds for financing activities in 2008 was net repayments of borrowings under long-term revolving credit facilities of $71.7 million, compared to net borrowings of $70.0 million for the same period in 2007. In the prior year, we utilized borrowings under our debt facilities to fund a larger portion of our capital expenditures, acquisitions, federal income tax payments and interest on our long-term senior notes. For the nine months ended September 30, 2008 compared to the same period in 2007, we have used the funds generated from operating activities to retire a portion of our outstanding borrowings under our revolving credit facilities. Our long-term debt balances, including current maturities, were $755.4 million and $826.4 million as of September 30, 2008 and December 31, 2007, respectively.
     We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months. In addition to investing in capital expenditures, we expect to continue to evaluate acquisitions of complementary companies. We evaluate each acquisition based upon the circumstances and our financing capabilities at that time.
Dividends
     We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest any available funds in our business. Furthermore, our senior notes and revolving credit facilities, as amended on December 6, 2006, contain restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness
     On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes have a maturity of 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) purchase or redeem stock or subordinated debt; (6) enter into transactions with affiliates; (7) merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of September 30, 2008.
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
     Borrowings of $88.1 million and $13.0 million were outstanding under the U.S. and Canadian revolving credit facilities at September 30, 2008, respectively. The U.S. revolving credit facility bore interest at rates ranging from 4.16% to 5.25%, a weighted average interest rate of 4.26% at September 30, 2008, and the Canadian revolving credit facility bore interest at 5.00% at September 30, 2008. For the nine months ended September 30, 2008, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 4.35%. In addition, there were letters of credit outstanding which totaled $37.7 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at September 30, 2008 to $234.2 million under the U.S. revolving portion of the facility and $27.0 million under the Canadian revolving portion of the facility. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. During October 2008, we borrowed approximately $106.0 million under our U.S. revolving credit facility to purchase two businesses. As of October 15, 2008, we had $203.5 million outstanding under our Credit Agreement.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2007, except for additional borrowings under our U.S. revolving credit facility, primarily to fund capital expenditures.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We have spent $193.2 million for equipment purchases and other capital expenditures during the nine months ended September 30, 2008, which does not include amounts paid in connection with acquisitions. We believe that our available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of September 30, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.
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
     In June 2008, the FASB issued a FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that unvested share-based awards which have non-forfeitable rights to participate in dividend distributions should be considered participating securities in order to calculate earnings per share in accordance with the “Two-Class Method” described in SFAS No. 128, “Earnings per Share.” This guidance becomes effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.
     In September 2008, the FASB issued an FSP No. FAS 144-d, “Amending the Criteria for Reporting a Discontinued Operation,” which clarifies the definition of a discontinued operation as either: (1) a component of an entity which has been disposed of or classified as held for sale which meets the criteria of an operating segment as defined under SFAS No. 131, or (2) as a business, as such term is defined in SFAS No. 141R which becomes effective on January 1, 2009, which meets the criteria to be classified as held for sale on acquisition. This proposed guidance further modifies certain disclosure requirements. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.
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

     For the nine months ended September 30, 2008, approximately 5% of our revenues from continuing operations and 5% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and nine months ended September 30, 2008 by approximately $0.2 million and $0.7, million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and nine months ended September 30, 2008 by approximately $0.1 million and $0.4 million, respectively. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 13% of our debt at September 30, 2008 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of September 30, 2008, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.0 million per year and reduce operating cash flows by approximately $0.7 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.
     There have been no changes to our internal control procedures which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2008.
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
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those set forth below. For further information, see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the credit markets.
     Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. For example, a number of our customers have announced reduced capital expenditure budgets for the remainder of 2008 and 2009. This reduction in spending could have a material adverse effect on our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On October 4, 2008, we acquired substantially all of the assets of Appalachian Well Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, with a service area which extends through Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $49.3 million in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. The purchase price allocation associated with this acquisition has not yet been finalized.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 17, 2006 (File No. 333-128750)

3.2	—	Amended and Restated Bylaws, dated February 21, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on February 27, 2008)

10.1	—	Retirement Agreement between the Company and J. Michael Mayer dated October 7, 2008 (incorporated herein by reference to the Current Report on Form 8-K filed on October 9, 2008)

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

October 31, 2008	By:	/s/ Jose A. Bayardo

Date		Jose A. Bayardo
Vice President and
Chief Financial Officer