Form 10-K
period 2008-12-31
Complete Production Services, Inc.
filed 2009-02-27
CIK 1340041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,997,979,057 based upon the price at which our common stock was last sold on that date.

Number of shares of the Common Stock of the registrant outstanding as of February 20, 2009: 76,867,674

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to the stockholders in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K for the fiscal year ending December 31, 2008 (this “Annual Report”).

Complete Production Services, Inc.

PART I

Unless otherwise indicated, all references to “we,” “us,” “our,” “our company,” or “Complete” include Complete Production Services, Inc. and its consolidated subsidiaries.

Item 1.	Business

Our Company

Complete Production Services, Inc., formerly named Integrated Production Services, Inc., is a Delaware corporation formed on May 22, 2001. We provide specialized services and products focused on helping oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. We focus on basins within North America that we believe have attractive long-term potential for growth, and we deliver targeted, value-added services and products required by our customers within each specific basin. We believe our range of services and products positions us to meet many needs of our customers at the wellsite, from drilling and completion through production and eventual abandonment. We seek to differentiate ourselves from our competitors through our local leadership, our basin-level expertise and the innovative application of proprietary and other technologies. We deliver solutions to our customers that we believe lower their costs and increase their production in a safe and environmentally friendly manner. Virtually all our operations are located in basins within North America, where we manage our operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, western Canada and Mexico. We also have operations in Southeast Asia.

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

On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX.” On April 26, 2006, we completed our initial public offering.

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

Drilling Services.  Through our drilling services segment, we provide services and equipment that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation throughout our service area. Our drilling rigs operate primarily in and around the Barnett Shale region of north Texas.

Product Sales.  We provide oilfield service equipment and refurbishment of used equipment through our Southeast Asian business, and we provide repair work and fabrication services for our customers at a location in Gainesville, Texas.

Our Industry

Our business depends on the level of exploration, development and production expenditures made by our customers. These expenditures are driven by the current and expected future prices for oil and gas, and the perceived stability and sustainability of those prices. Our business is primarily driven by natural gas drilling activity in North America. While demand for natural gas has recently declined, we believe that the long-term demand for natural gas in North America will be high and that supply may be constrained as natural gas basins become more mature and experience declines.

As illustrated in the table below, natural gas and oil commodity prices had risen in recent years but began to decline in late 2008 and are expected to remain relatively low for 2009. The WTI Cushing spot price of a barrel of crude oil reached an all-time high of $145.31 per barrel in July 2008 and then dropped sharply by the end of the year, falling as low as $30.28 per barrel on December 23, 2008. The number of drilling rigs under contract in the United States and Canada and the number of well service rigs have increased over the three-year period ended December 31, 2008, according to Baker Hughes Incorporated (“BHI”) and the Weatherford/AESC Service Rig Count for “Active Rigs.” However, the rig counts also decreased sharply in late 2008 and thus far in 2009. The table below sets forth average daily closing prices for the WTI Cushing spot oil price and the average daily closing prices for the Henry Hub price for natural gas since 1999:

	Average Daily Closing	Average Daily Closing
	Henry Hub Spot Natural	WTI Cushing Spot Oil
Period	Gas Prices ($/mcf)	Price ($/bbl)

1/1/99 — 12/31/99	$2.27	$19.30
1/1/00 — 12/31/00	4.31	30.37
1/1/01 — 12/31/01	3.99	25.96
1/1/02 — 12/31/02	3.37	26.17
1/1/03 — 12/31/03	5.49	31.06
1/1/04 — 12/31/04	5.90	41.51
1/1/05 — 12/31/05	8.89	56.56
1/1/06 — 12/31/06	6.73	66.09
1/1/07 — 12/31/07	6.97	72.23
1/1/08 — 12/31/08	8.89	99.92

Source: Bloomberg NYMEX prices.

The closing spot price of a barrel of WTI Cushing oil at December 31, 2008 was $44.60, and the closing spot price for Henry Hub natural gas ($/mcf) was $5.63.

Long-term trends which we believe will affect our industry include:

Trend toward drilling and developing unconventional North American natural gas resources. Due to the maturity of conventional North American oil and gas reservoirs and their accelerating production decline rates, unconventional resources will comprise an increasing proportion of future North American oil and gas production. Unconventional resources include tight sands, shales and coalbed methane. These resources are more service-intensive and may require more wells to be drilled and maintained on tighter acreage spacing. The appropriate technology to recover unconventional gas resources varies from region to region; therefore, knowledge of local conditions and operating procedures, and selection of the right technologies is key to providing customers with appropriate solutions.

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

Natural gas is generally placed into storage during the warmer months of the year and withdrawn during colder months. The amount of natural gas in storage can impact current natural gas prices and prices quoted on futures exchanges. Although economic conditions may reduce demand for natural gas near-term, we believe the long-term fundamentals for our industry are positive. Additionally, natural gas prices can be impacted by the ability to move gas from producing areas to consuming areas of North America from time to time. For example, due to the significant level of natural gas drilling in western Colorado and southwest Wyoming, pipeline capacity became constrained in late 2006 and continued into 2007, contributing to a short-term decline in natural gas prices in these areas until additional pipeline capacity was added. Fluctuations in commodity prices and availability of gas supply through pipeline capacity can impact the level of drilling activity by our customers as they adjust investment levels commensurate with their revenues.

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

Focus on execution and performance.  We have established and intend to develop further a culture of performance and accountability. Senior management spends a significant portion of its time ensuring that our customers receive the highest quality of service by focusing on the following:

•	clear business direction;

•	thorough planning process;

•	clearly defined targets and accountabilities;

•	close performance monitoring;

•	safety objectives;

•	performance incentives for management and employees; and

•	effective communication.

Expand and capitalize on local leadership and basin-level expertise.  A key component of our strategy is to build upon our base of strong local leadership and basin-level expertise. We have a significant presence in most of the key onshore continental U.S. and Canadian gas resource plays we believe have the potential for long-term growth. Our position in these basins capitalizes on our local leadership that has accumulated a valuable knowledge base and strong customer relationships. We intend to leverage our existing market presence, expertise and customer relationships to expand our business within these gas resource plays. We also intend to replicate this approach in new regions by building and acquiring new businesses that have strong regional management with extensive local knowledge.

Develop and deploy technical and operational solutions.  We are focused on developing and deploying technical services, equipment and expertise that lower our customers’ costs.

Capitalize on organic and acquisition-related growth opportunities.  We believe there are numerous opportunities to sell new services and products to customers in our current geographic areas and to sell our current services and products to customers in new geographic areas. We have a proven track record of organic growth and successful acquisitions, and we intend to continue using capital investments and acquisitions to strategically expand our business over the long-term. Near-term, we will significantly reduce our capital expenditures and do not anticipate completing cash acquisitions until market conditions stabilize.

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

Significant presence in major North American basins.  We operate in major oil and gas producing regions of the U.S. Rocky Mountains, Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, western Canada and Mexico, with concentrations in key “resource play” and unconventional basins. Resource plays are expected to continue to increase in importance in future North American oil and gas production as more conventional resources enter later stages of the exploration and development cycle. We believe we have an excellent position in highly active markets such as the Haynesville Shale area of Arkansas and northern Louisiana, the Marcellus Shale area of Pennsylvania, the Barnett Shale region of north Texas, the Fayetteville Shale in Arkansas and the Woodford Shale area in Oklahoma, for example. Each of these markets is among the most active areas for exploration and development of onshore oil and gas. Accelerating production and driving down development and production costs are key goals for oil and gas operators in these areas, resulting in higher demand for our services and products. In addition, our presence in these regions allows us to build solid customer relationships and take advantage of cross-selling opportunities.

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

Modern and active asset base.  We have a modern and well-maintained fleet of coiled tubing units, pressure pumping equipment, wireline units, well service rigs, snubbing units, fluid transports, frac tanks and other specialized equipment. We believe our ongoing investment in our equipment allows us to better serve the diverse and increasingly challenging needs of our customer base. New equipment is generally less costly to maintain and operate on an annual basis and is more efficient for our customers. Modern equipment reduces the downtime and associated costs and expenditures and enables the increased utilization of our assets. We believe our future expenditures will be used to capitalize on growth opportunities within the areas we currently operate and to build out new platforms obtained through targeted acquisitions.

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

See Note 15 of the notes to the consolidated financial statements included elsewhere in this Annual Report for financial information about our operating segments and about geographic areas.

			North	Gulf							Western
			Louisiana	Coast/	Central &	Eastern	DJ	Western		North	Canadian
	North	South	East	South	Western	Oklahoma &	Basin	Slope		Rockies	Sedimentary		Appalachia
Product/Service Offering	Texas	Texas	Texas	Louisiana	Oklahoma	Arkansas	(CO)	(CO & UT)	Wyoming	(MT & ND)	Basin	Mexico	(PA)

Completion and Production Services:
Coiled Tubing	✓	✓	✓	✓	✓	✓			✓	✓		✓	✓
Pressure Pumping	✓									✓			✓
Well Servicing	✓	✓	✓		✓	✓	✓	✓		✓
Snubbing	✓	✓							✓	✓
Electric-line	✓			✓	✓	✓	✓		✓		✓		✓
Slickline		✓	✓								✓	✓
Production Optimization	✓	✓	✓		✓	✓		✓	✓		✓
Production Testing							✓	✓	✓		✓	✓
Rental Equipment	✓		✓		✓	✓	✓	✓	✓	✓
Pressure Testing								✓	✓			✓
Fluid Handling	✓	✓	✓		✓	✓	✓	✓		✓
Drilling Services:
Contract Drilling	✓
Drilling Logistics	✓	✓	✓	✓	✓	✓		✓		✓
Product Sales:
Fabrication and repair	✓

“✓”  denotes a service or product currently offered by us in this area.

Completion and Production Services (84% of Revenue for the Year Ended December 31, 2008)

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

The key intervention assets we use to perform the above services are as follows:

Coiled Tubing Units and Nitrogen Units

We are one of the leading providers of coiled tubing services in North America. We operate a fleet of coiled tubing units, as well as nitrogen units. We use these assets to perform a variety of wellbore applications, including foam washing, acidizing, displacing, cementing, gravel packing, plug drilling, fishing and jetting. Coiled tubing is a key segment of the well service industry today, which allows operators to continue production during service operations without shutting in the well, thereby reducing the risk of formation damage. The growth in deep well and horizontal drilling has increased the market for coiled tubing. We provide coiled tubing services primarily in Oklahoma, Texas, Louisiana, Arkansas, Pennsylvania, Wyoming, North Dakota, Mexico and offshore in the Gulf of Mexico.

Pressure Pumping Services

We operate fleets of pressure pumping equipment in the Barnett Shale of north Texas, in the Bakken Shale of North Dakota and in the Marcellus Shale of Pennsylvania through which we provide stimulation and cementing services principally to natural gas drilling and producing companies.

Stimulation services primarily consist of hydraulic fracturing of hydrocarbon bearing formations which lack permeability to permit the natural flow. The fracturing process consists of pumping fluids into a well at pressures that are sufficient enough to fracture the formation. Materials such as sand and synthetic proppants are pumped into the fracture to prop open the fracture, permitting the hydrocarbons in the formation to flow into the wellbore and ultimately to the surface. Various pieces of specialized equipment are used in the process, including a blender, which is used to blend the proppant into the fluid, multiple high pressure pumping units capable of pumping significant volumes at high pressures, and real-time monitoring equipment where the progress of the process is controlled. Our fracturing units are capable of pumping slurries at pressures up to 10,000 pounds per square inch.

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

Well Service Rigs

We own and operate a large fleet of well service rigs, of which a significant number were either recently constructed or have been rebuilt over the past six years. We believe we have a leading market position in the Barnett Shale region of north Texas and in some of the most active basins of the U.S. Rocky Mountain region. We also operate swabbing units, some of which are highly customized hydraulic units which we use to diagnose and remediate gas well production problems. We provide well service rig operations in Wyoming, Colorado, Utah, Montana, North Dakota, Louisiana, Oklahoma and Texas. These rigs are used to perform a variety of completion, workover and maintenance services, such as installations, completions, assisting with perforating, removing defective equipment and sidetracking wells.

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

Wireline Services.  We own and operate a fleet of wireline units in North America and provide both electric-line and slickline services. Truck and skid mounted wireline services are used to evaluate downhole well conditions, to initiate production from a formation by perforating a well’s casing, and to provide mechanical services such as setting equipment in the well, or fishing lost equipment out of a well. We provide wireline services in the western Canadian Sedimentary Basin, Colorado, North Dakota, Pennsylvania, Oklahoma, Texas, Louisiana and offshore in the Gulf of Mexico.

With our fleet of wireline equipment we provide the following services:

•	Electric-Line Services:

•	Perforating Services. Perforating involves positioning a perforating gun that contains explosive jet charges down the wellbore next to a productive zone. A detonator is fired and primer cord is ignited, which then detonates the jet charges. The resulting explosion burns a hole through the wellbore casing and cement and into the formation, thus allowing the formation fluid to flow into the wellbore and be produced to the surface. The perforating gun may be deployed in a number of ways. The gun can be conveyed by a conventional wireline cable if the wellbore geometry allows, it may be conveyed on coiled tubing, it may be conveyed on conventional tubing or the gun may be “pumped-down” to the correct depth in the wellbore.

•	Logging Services. Logging requires the use of a single or multi-conductor, braided steel cable (electric-line), mounted on a hydraulically operated drum, and a specialized logging truck. Electronic instruments are attached to the end of the cable and lowered to the bottom of the well and the line is slowly pulled out of the well, transmitting wellbore data up the cable to the surface where the information is processed by a surface computer system and displayed on a graph in a logging format. This information is used by customers to analyze different downhole formation structures, to detect the presence of oil, gas and water and to check the integrity of the casing or the cement behind the pipe. Logs are also run to detect gas or fluid migration between zones or to the surface.

•	Slickline Services. Slickline services are used primarily for well maintenance. The line used for this application is generally a small single steel line. Typical applications of this service would include bottom hole pressure surveys, running temperature gradients, setting tubing plugs, opening and closing sliding sleeves, fishing operations, plunger lift installations, gas lift installations and other maintenance services that a well might require during its lifecycle.

Production Optimization Services.  Our production optimization services provide customers with technical solutions to stem declining production that results from liquid loading, reduced bottom-hole pressures or improper wellsite designs. We assist in identifying candidates, designing solutions, executing on-site and following up to ensure continued performance. We have developed proprietary technologies that allow us to enhance recovery for our customers and provide on-going service. Specific services we provide include:

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

Production testing has the following primary applications:

•	Well clean-ups or flowbacks are done shortly after completing or stimulating a well and are designed to remove damaging drilling fluids, completion fluids, sand and other debris. This “clean-up” prevents damage to the permanent production facilities and flowlines, thereby improving production. Our clean-up offering includes our Green Flowback services, which permit the flow of gas to our customers while performing drill-outs and flowback operations, increasing production, accelerating time to production and eliminating the need to flare gas;

•	Exploration well testing measures how a reservoir performs under various flow conditions. These measurements allow reservoir and production engineers and geologists to understand a well’s or reservoir’s production capability. Exploration testing jobs can last from a few days to several months; and

•	In-line production testing measures a well’s flow rates, oil, gas and water composition, pressure and temperature. These measurements are used by engineers to identify and solve well and reservoir problems. In-line production testing is performed after a well has been completed and is already producing. In-line tests can run from several hours to more than several months.

Rental Equipment, Fishing and Pressure Testing Services.  Oil and gas producers and drilling contractors often need specialized tools, drillpipe, pressure testing equipment and other equipment and need qualified personnel to operate this equipment. In response to this need, we provide the following services and products:

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

Fluid Handling

Oil and gas operations use and produce significant quantities of fluids. We provide a variety of services to assist our customers to obtain, move, store and dispose of fluids that are involved in the development and production of their reservoirs. We provide fluid handling services in Texas, Oklahoma, Louisiana, Colorado, Wyoming, Arkansas, North Dakota and Montana.

•	Fluid Transportation. We operate specialized transport trucks to deliver, transport and dispose of fluids safely and efficiently. We transport fresh water, completion fluids, produced water, drilling mud and other fluids to and from our customers’ wellsites. Our assets include U.S. Department of Transportation certified equipment for transportation of hazardous waste.

•	Frac Tank Rental. We operate a fleet of frac tanks that are often used during hydraulic fracturing operations. We use our fleet of fluid transport assets to fill and empty these tanks and we deliver and remove these tanks from the wellsite with our fleet of winch trucks.

•	Fluid Disposal. We own salt water disposal wells in Oklahoma, Texas and Arkansas and one produced water evaporation facility in Wyoming. These facilities are used to dispose of water from fracturing operations and from fluids produced during the routine production of oil and gas. In addition, we operated two mud disposal facilities that are used to store and ultimately dispose of drilling mud.

•	Other Services. We own and operate a fleet of hot oilers and superheaters, which are assets capable of heating high volumes of fluids. We also sell fluids used during well completions, such as fresh water and potassium chloride, and drilling mud, which we move to our customers’ wellsites using our fluid transportation services.

Drilling Services (13% of Revenue for the Year Ended December 31, 2008)

Through our drilling services segment, we deliver services that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation. Our drilling rigs currently operate in and around the Barnett Shale region of north Texas.

Contract Drilling

We provide contract drilling services to major oil companies and independent oil and gas producers in north Texas. Contract drilling services are primarily provided under a standard day rate, and, to a lesser extent, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of our drilling rig fleet is equipped with mechanical power systems and have depth ratings ranging from approximately 8,000 to 15,000 feet. We placed into service several land drilling rigs during 2006 and invested in two drilling rigs in 2007 and an additional two drilling rigs in 2008.

Drilling Logistics

We provide a variety of drilling logistic services as follows:

•	Drilling Rig Moving. Through our owned and operated fleet of specialized trucks, we provide drilling rig mobilization services primarily in Louisiana, Texas, North Dakota and Arkansas. Our capabilities allow us to move the largest rigs in the United States. Our operations are strategically located in regions where approximately 50% of the land drilling rigs in the United States are located. We believe our highly skilled personnel position us as one of the leading rig moving companies in the industry.

•	Wellsite Preparation and Remediation. We provide equipment and services to build and reclaim drilling wellsites before and after the drilling operations take place. We build roads, dig pits, clear land, move earth and provide a host of construction services to drilling contractors and to oil and gas producers. Our wellsite preparation and remediation services are in Colorado and Wyoming.

Product Sales (3% of Revenue for the Year Ended December 31, 2008)

Through our product sales segment, we provide a variety of equipment used by oil and gas companies throughout the lifecycle of their wells. We sell oilfield service equipment and refurbish used equipment through our Southeast Asian business and a fabrication shop in north Texas.

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

Customers

Our customers consist of large multi-national and independent oil and gas producers, as well as smaller independent producers and the major land-based drilling contractors in North America. Our top ten customers accounted for approximately 45%, 42% and 37% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively, with no one customer representing more than 10% of our revenue for each of these years or in the aggregate. We believe we have a broad customer base and wide geographic coverage of operations, which somewhat insulates us from regional or customer specific circumstances.

Seasonality

Our completion and production services business generally experiences a decline in sales for our Canadian operations during the second quarter of each year due to seasonality, as weather conditions make oil and gas operations in this region difficult during this period. Our Canadian operations accounted for approximately 5%, 5% and 8% of total revenues from continuing operations during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our major competitors for our completion and production services segment include Schlumberger Ltd., BJ Services Company, Halliburton Company, Weatherford International Ltd., Baker Hughes Inc., Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Superior Well Services, Inc., RPC Inc. and a significant number of locally oriented businesses. In our drilling services segment, our primary competitors include Nabors Industries Ltd., Patterson-UTI Energy, Inc., Unit Corporation, Helmerich & Payne and Grey Wolf Inc. Our principal competitors in our product sales segment include National Oilwell Varco, Inc., Smith International, Inc., and various smaller providers of equipment. We believe that the principal competitive factors in the market areas that we serve are quality of service and products, reputation for safety and technical proficiency, availability and price. While we must be competitive in our pricing, we believe our customers select our services and products based on local leadership and basin-expertise that our personnel use to deliver quality services and products.

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

Environmental Matters

Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements. However, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, our customers could be required to purchase and surrender allowances for greenhouse gas emissions resulting from their operations. This requirement could increase our customers’ operational and compliance costs and result in reduced demand for their products, which would have a material adverse effect on the demand for our services and our business.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions on our customers, potentially making their products more expensive and reducing demand for them. Such an effect could have a material adverse effect on the demand for our services and our business.

Many foreign nations, including Canada, have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” In December 2002, Canada ratified the Kyoto Protocol. The Kyoto Protocol requires Canada to reduce its emissions of greenhouse gases to 6% below 1990 levels by 2012. The implementation of the Kyoto Protocol in Canada is expected to affect the operation of all industries in Canada, including the well service industry and its customers in the oil and natural gas industry. On April 26, 2007, the Government of Canada released its Action Plan to Reduce Greenhouse Gases and Air Pollution (the Action Plan) also known as ecoACTION, which includes the regulatory framework for air emissions. This Action Plan covers not only large industry, but regulates the fuel efficiency of vehicles and strengthens energy standards for a number of products. On March 10, 2008, the Government of Canada released details of the Action Plan’s regulatory framework, which includes a requirement that all covered industrial sectors, including upstream oil and gas facilities meeting certain threshold requirements, reduce their emissions from 2006 levels by 18% by 2010. The Government of Canada is in the process of developing regulations to implement the Action Plan. As precise details of the implementation of the Action Plan have not yet been finalized, the exact effect on our operations in Canada cannot be determined at this time. It is possible that already stringent air emissions regulations applicable to our operations and the operations of our customers in Canada will be replaced with even stricter requirements prior to 2012. These requirements could increase our and our customers’ cost of doing business, reduce the demand for the oil and gas our customers produce, and thus have an adverse effect on the demand for our products and services.

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

Employees

As of December 31, 2008, we had 7,266 employees. Of our total employees, 6,564 were in the United States, 368 were in Canada, 244 were in Mexico and 90 were in Singapore and other locations in Southeast Asia. We are a party to certain collective bargaining agreements in Mexico. Other than these agreements in Mexico, we are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Website Access to Our Periodic SEC Reports

We periodically file or furnish documents to the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required. These reports are linked to and available from our corporate website free of charge, as soon as reasonably practicable after we file such material, or furnish it to the SEC. Our primary internet address is: http://www.completeproduction.com. Our website also includes certain corporate governance documentation such as our business ethics policy. As permitted by the SEC rules, we may occasionally provide important disclosures to investors by posting them in the investor relations section of our website. However, the information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this report.

The information we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100F Street, N.E., Washington, D.C. 20549. In addition, the SEC maintains a website at: http://www.sec.gov which contains reports, proxy and other documents regarding our company which are filed electronically with the SEC.

You can also obtain information about us at the New York Stock Exchange (“NYSE”) internet site (www.nyse.com). The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the Company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. Our chief executive officer submitted such an unqualified annual certification to the NYSE in 2008.

Forward-looking Statements

This Annual Report contains certain forward-looking statements within the meaning of the federal securities laws based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of current or historical fact contained in this Annual Report are forward-looking statements, and as such, these forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those stated. For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. “Risk Factors.” See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of trends and factors affecting us and our industry. Also see Item 8. “Financial Statements and Supplementary Data, Note 15 — Segment Reporting” for financial information about each of our business segments.

Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this document may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Important factors that may affect our expectations, estimates or projections include:

•	competition within our industry;

•	general economic and market conditions;

•	a decline in or substantial volatility of oil and gas prices, and any related changes in expenditures by our customers;

•	the effects of future acquisitions on our business;

•	changes in customer requirements in markets or industries we serve;

•	our access to current or future financing arrangements;

•	our ability to replace or add workers at economic rates;

•	environmental and other governmental regulations; and

•	the effects of severe weather on our services centers or equipment.

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

The level of activity in the North American oil and gas exploration and production industry is volatile. Expected trends in oil and gas production activities may not continue and demand for the services provided by us may not reflect the level of activity in the industry. Natural gas prices have recently declined significantly from historical highs and rotary rig counts have declined sharply in the fourth quarter of 2008 and thus far in 2009. We currently expect lower commodity prices and drilling activity levels will negatively impact all three of our business segments in 2009. The expected material decline in oil and gas prices or North American activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a decrease in the development rate of oil and gas reserves in our market areas may also have an adverse impact on our business, even in an environment of stronger oil and gas prices.

Because the oil and gas industry is cyclical, our operating results may fluctuate.

Oil and gas prices are volatile. Oil commodity prices reached historic highs in 2008 then declined substantially by year end. Henry Hub natural gas prices averaged $8.89 per mcf in 2008, but exceeded $12.00 per mcf in June of 2008, before falling below $6.00 per mcf at year-end. The recent decline in oil and gas prices has and will result in a decrease in the expenditure levels of oil and gas companies and drilling contractors which in turn adversely affects us. We have experienced in the past, and may experience in the future, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and gas prices. We reported a loss from continuing operations in 2008 of $80.6 million, which resulted from an impairment of goodwill of $272.0 million. Our income from continuing operations for the years ended December 31, 2007 and 2006 was $150.1 million and $125.0 million, respectively.

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

Many of our customers’ activity levels, spending for our products and services and payment patterns may be impacted by the current deterioration in the credit markets.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. For example, a number of our customers have announced reduced capital expenditure budgets for 2009. This reduction in spending could have a material adverse effect on our operations.

In addition, while historically our customer base has not presented significant credit risks, the same factors that may lead to a reduction in our customers’ spending also may increase our exposure to the risks of nonpayment and nonperformance by our customers. A significant reduction in our customers’ liquidity may result in a decrease in their ability to pay or otherwise perform on their obligations to us. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

We participate in a capital intensive business. We may not be able to finance future growth of our operations or future acquisitions.

Historically, we have funded the growth of our operations and our acquisitions from bank debt, private placement of shares, our initial public offering in April 2006, a private placement of debt in December 2006, as well as cash generated by our business. In the future, we may not be able to continue to obtain sufficient bank debt at competitive rates or complete equity and other debt financings, particularly if the recent deterioration in the credit and capital markets persists for a significant period of time. If we do not generate sufficient cash from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2008, our long-term debt, including current maturities, was $847.7 million. Our level of indebtedness may adversely affect operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•	our vulnerability to general adverse economic and industry conditions;

•	the covenants that are contained in the agreements that govern our indebtedness limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	any failure to comply with the financial or other covenants of our debt could result in an event of default, which could result in some or all of our indebtedness becoming immediately due and payable; and

•	our level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

Impairment of Long-term Assets

We evaluate our long-term assets including property, plant and equipment, identifiable intangible assets and goodwill in accordance with generally accepted accounting principles in the U.S. In performing this assessment, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-term assets, and compare these cash flows to the carrying amount of the related net assets. The cash flow projections are based on our current operating plan, estimates and judgmental assessments. We perform this assessment of potential impairment at least annually, but also whenever facts and circumstances indicate that the carrying value of the net assets may not be recoverable due to various external or internal factors, termed a “triggering event.” We have recorded goodwill impairment charges of $272.0 million and $13.1 million for the years ended December 31, 2008 and 2007, respectively. If we determine that our estimates of future cash flows were inaccurate or our actual results for 2009 are materially different than expected, we could record additional impairment charges at interim periods during 2009 or in future years, which could have a material adverse effect on our financial position and results of operations.

There is potential for excess capacity in our industry.

Because oil and gas prices and drilling activity were recently at historically high levels, oilfield service companies have been acquiring new equipment to meet their customers’ increasing demand for services. This could result in an increased competitive environment for oilfield service companies, which could lead to lower prices and utilization for our services and could adversely affect our business.

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

Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. We may not be able to secure additional indebtedness to fund acquisitions. If we are able to obtain financing, such additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders. Acquisitions may not perform as expected when the acquisition was made and may be dilutive to our overall operating results. Additional risks we will face include:

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

Our top five customers accounted for approximately 28%, 27% and 23% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Although no single customer accounted for more than 10% of our revenue during the years ended December 31, 2008, 2007 and 2006, our top ten customers represented approximately 45%, 42% and 37% of our revenue for the years then ended. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services, revenue would decline and our operating results and financial condition could be harmed.

Our business depends upon our ability to obtain key raw materials and specialized equipment from suppliers.

Should our current suppliers be unable to provide the necessary raw materials (proppant, cement, explosives) or finished products (such as workover rigs or fluid-handling equipment) or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. During 2008, our industry faced sporadic proppant shortages associated with pressure pumping operations requiring work stoppages which adversely impacted the operating results of several competitors.

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

If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected.

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and revenue could be materially and adversely affected.

Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases and more than one-third of the states, either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. Also, the U.S. Supreme Court’s holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act could result in future regulation of greenhouse gas emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future. In addition, the Government of Canada has announced a regulatory framework to reduce greenhouse gas emissions, which includes a requirement that all covered industrial sectors, including upstream oil and gas facilities meeting certain threshold requirements, reduce their emissions from 2006 levels by 18% by 2010. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions for us and our customers, and could have a material adverse effect on our business or demand for the our services. See Item 1. Environmental Matters for a more detailed description of our climate-change related risks.

We are self-insured for certain health care benefits for our employees.

On January 1, 2007, we began a self-insurance program to pay claims associated with the health care benefits provided to certain of our employees in the United States. Under this program, we continue to use the services of an insurance company which provided our coverage in the prior year to administer the program, and we have purchased a stop-loss policy with this provider which will insure for individual claims which exceed a designated ceiling. Pursuant to this program, we accrue expense based upon expected claims, and make periodic claim payments to our administrator, which facilitates the payment of claims to the medical care providers. As our business grows, we are required to maintain higher self-insured retention levels. There is a risk that our actual claims incurred may exceed the projected claims, and we may incur more expense than expected for health insurance coverage. There is also a risk that we may not adequately accrue for claims that are incurred but not reported. Either of these events could have a material adverse effect on our financial position, results of operations or cash flows.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Our efforts to maintain internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective controls or to make effective improvements to our internal controls could harm our operating results.

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

We have operations in Canada. As a result, fluctuations in currency exchange rates in Canada could materially and adversely affect our business. For the years ended December 31, 2008, 2007 and 2006, our Canadian operations represented approximately 5%, 5% and 8% of our revenue from continuing operations, respectively. For the years ended December 31, 2008 and 2007, our Canadian operations recorded losses from continuing operations before taxes and minority interest of $26.7 million and $13.5 million, respectively, primarily resulting from goodwill impairment charges. For the year ended December 31, 2006, our Canadian operations represented 3% of our net income from continuing operations before taxes and minority interest.

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

Our operations in Mexico are party to a collective labor contract most recently modified on and effective as of October 2008 between Servicios Petrotec S.A. DE C.V., one of our subsidiaries, and Unión Sindical de Trabajadores de la Industria Metálica y Similares, the metal and similar industry workers labor union. We have not experienced work stoppages in the past but cannot guarantee that we will not experience work stoppages in the future. A prolonged work stoppage could negatively impact our revenues, cash flows and net income.

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

Risks Related to Our Relationship with SCF

L.E. Simmons, through SCF, may be able to influence the outcome of stockholder voting and may exercise this voting power in a manner adverse to you.

SCF owns approximately 13% of our outstanding common stock, excluding shares distributed to SCF’s directors prior to December 31, 2008. L.E. Simmons is the sole owner of L.E. Simmons and Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, may be in a position to influence the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from yours, and SCF may vote its common stock in a manner that may adversely affect you.

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

Risks Related to Our Indebtedness, including Our Senior Notes

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our amended revolving credit facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

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

In addition, our amended revolving credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by adverse industry conditions and other events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our amended revolving credit facility and/or the notes. Upon the occurrence of an event of default under our amended revolving credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our amended revolving credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our amended revolving credit facility. If the lenders under our amended revolving credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay indebtedness under our amended revolving credit facility and our other indebtedness, including our senior notes.

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

We and our subsidiary guarantors may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us or our subsidiary guarantors from doing so. If we incur any additional indebtedness, including trade payables, that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds available to repay the notes. We have a $400 million revolving credit facility with approximately $168.8 million of undrawn availability as of December 31, 2008. All of those borrowings will be secured by substantially all of our assets and will rank effectively senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that we and our subsidiary guarantors now face could intensify. The subsidiaries that guarantee our senior notes will also be guarantors under our amended revolving credit facility.

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

As of December 31, 2008, we owned 56 offices, facilities and yards, of which 11 were in Texas, 22 were in Oklahoma, two were in Arkansas, one was in North Dakota, one was in Montana, six were in Wyoming, three were in Colorado, three were in Louisiana, three were in Pennsylvania, one was in Alberta, Canada, one was in Utah, one was in Poza Rica, Mexico and one was in Singapore.

As of December 31, 2008, we owned or operated 61 saltwater disposal wells, of which 28 were in Texas, 32 were in Oklahoma and one was in Arkansas. In addition, we owned one drilling mud disposal facility in Oklahoma and one produced water evaporation facility in Wyoming.

In addition, as of December 31, 2008, we leased 232 offices, facilities and yards, of which 70 were in Texas, 28 were in Oklahoma, 27 were in Wyoming, two were in Montana, 10 were in North Dakota, 34 were in Colorado, five were in Louisiana, six were in Arkansas, five were in Utah, one was in Pennsylvania, 29 were in Alberta, Canada, two were in British Columbia, Canada, six were in Mexico and seven were in Singapore. As of December 31, 2008, we leased two drilling mud disposal facilities in Oklahoma.

In addition, we also lease our corporate headquarters in Houston, Texas, as well as administrative offices in Gainesville, Texas; Enid, Oklahoma; Fredrick, Colorado; Eunice, Louisiana; Shelocta, Pennsylvania; Calgary, Alberta, Canada; and additional office space in Houston, Texas.

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

We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity. We incurred no additional premium related to this cost-sharing provision of our general liability policy in 2008, but paid $1.4 million of additional premium for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have 200,000,000 authorized shares of $0.01 par value common stock, of which 75,555,508 shares were outstanding at December 31, 2008, including 789,191 shares of non-vested restricted stock for which the forfeiture restrictions have not lapsed. At February 20, 2009, we had 76,867,674 shares of common stock outstanding, of which 1,995,398 shares were non-vested restricted stock subject to forfeiture restrictions. The common shares outstanding at February 20, 2009 were held by 87 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. We had 5,000,000 authorized shares of $0.01 par value preferred stock, of which none was issued and outstanding at December 31, 2008 or February 20, 2009.

On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX.” On April 26, 2006, we completed our initial public offering.

The following table presents the high and low sales prices of our common stock reported by the New York Stock Exchange for each of the calendar quarters in 2007 and 2008:

	CPX Stock Price
Period	High	Low

Quarter ended March 31, 2007	$21.20	$17.28
Quarter ended June 30, 2007	$27.75	$19.45
Quarter ended September 30, 2007	$26.17	$20.00
Quarter ended December 31, 2007	$22.66	$17.30
Quarter ended March 31, 2008	$22.98	$14.13
Quarter ended June 30, 2008	$37.50	$22.23
Quarter ended September 30, 2008	$37.84	$18.61
Quarter ended December 31, 2008	$20.08	$4.04

The year-end closing sales price of our common stock was $17.97 on December 31, 2007, the last trading day of 2007, and $8.15 on December 31, 2008, the last trading day of 2008.

Issuer Purchases of Equity Securities:

We made no repurchases of our common stock during the years ended December 31, 2008, 2007 or 2006.

Equity Compensation Plans:

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Dividends:

We have paid no dividends on our outstanding $0.01 par value common stock for the years ended December 31, 2008, 2007 or 2006. We currently do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our credit facility and the indenture governing our senior notes contain covenants which restrict us from paying future dividends on our common stock.

Performance Graph:

The information in this section of the Annual Report pertaining to our performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act of 1934.

The following chart presents a comparative analysis of the stock performance of our common stock (“CPX”) relative to an industry index, the Philadelphia Oil Service Sector Index (“OSX”), and a broader market index, Standard & Poor’s 500 Index (“S&P”). This analysis assumes a $100 investment in the underlying common stock of CPX, OSX and S&P on April 21, 2006, the date of our initial public offering, through December 31, 2008. This analysis does not purport to be a representation of the actual market performance of our stock or these indexes. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following Stock Performance Graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Complete Production Services, Inc, The S & P 500 Index
And The PHLX Oil Service Sector Index

*	$100 invested on 4/21/06 in stock or on 3/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.	Selected Financial Data.

The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of December 31, 2004, 2005, 2006, 2007 and 2008 and for each of the years then ended have been derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report.

	For the Year Ended December 31,
	2004	2005(3)	2006	2007	2008
	(In thousands)
Statement of Operations Data:
Revenue:
Completion and production services	$190,267	$502,517	$860,508	$1,242,314	$1,545,348
Drilling services	37,584	115,771	194,517	212,272	234,104
Products sales	8,178	11,290	29,586	40,857	59,102

Total	236,029	629,578	1,084,611	1,495,443	1,838,554
Expenses:
Service and product expenses(2)	153,274	383,502	629,346	874,563	1,133,799
Selling, general and administrative	37,930	99,431	144,432	179,027	198,252
Depreciation and amortization	19,838	46,484	75,902	131,353	181,097
Impairment loss(4)	—	—	—	13,094	272,006

Operating income from continuing operations before interest, taxes and minority interest	24,987	100,161	234,931	297,406	53,400
Write-off of deferred financing fees	—	3,315	170	—	—
Interest expense	7,471	24,460	40,645	61,328	59,729
Interest income	—	—	(1,387)	(325)	(301)
Taxes	7,148	28,606	70,516	86,851	74,568

Income (loss) from continuing operations before minority interest	10,368	43,780	124,987	149,552	(80,596)
Minority interest	4,705	384	(49)	(569)	—

Income (loss) from continuing operations	5,663	43,396	125,036	150,121	(80,596)
Income (loss) from discontinued operations (net of tax expense of $3,673, $5,114, $9,359, $6,890 and $3,865, respectively)(1)	8,221	10,466	14,050	11,443	(4,859)

Net income (loss)	$13,884	$53,862	$139,086	$161,564	$(85,455)

Income (loss) from continuing operations per diluted share	$0.19	$0.87	$1.84	$2.05	$(1.10)

(1)	In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries. In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement product sales operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. This sale was completed on October 31, 2006. We accounted for these disposal groups as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of these disposal groups as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations. We ceased depreciating the assets when each disposal group was reclassified as held for sale, and we adjusted the net assets to the lower of carrying value or fair value less selling costs. For a further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

(2)	Service and product expenses is the aggregate of service expenses and product expenses.

(3)	We paid a dividend of $2.62 per share to our stockholders as of September 12, 2005 in conjunction with the Combination. Our current debt obligations restrict us from paying dividends on our common stock and we have not paid any other dividends in the past five fiscal years.

(4)	We recorded an impairment loss of $272.0 million associated with goodwill for various reporting units as of December 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” For the year ended December 31, 2007, we recorded an impairment loss of $13.1 million associated with our Canadian reporting unit. For a further discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Other Financial Data:
EBITDA(5)	$44,825	$143,331	$310,663	$441,853	$506,503
Cash flows from operating activities	34,622	76,427	187,743	338,560	350,448
Cash flows from financing activities	157,630	112,139	471,376	66,643	27,990
Cash flows from investing activities	(186,776)	(188,358)	(650,863)	(408,795)	(374,137)
Capital expenditures:
Acquisitions, net of cash acquired(6)	139,362	67,689	369,606	50,406	180,154
Property, plant and equipment	46,904	127,215	303,922	372,554	253,815

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$11,547	$11,405	$19,874	$13,624	$19,090
Net property, plant and equipment	227,406	371,337	752,648	1,013,190	1,166,453
Goodwill	139,322	280,961	541,313	549,130	341,592
Total assets	515,153	937,653	1,740,324	2,054,759	1,994,877
Long-term debt, excluding current portion	169,178	509,981	750,311	825,985	843,842
Total stockholders’ equity	172,080	250,761	735,221	930,323	869,116

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

Reconciliation of EBITDA

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Net income (loss)	$13,884	$53,862	$139,086	$161,564	$(85,455)
Plus: interest expense, net	7,471	24,460	39,258	61,003	59,428
Plus: tax expense	7,148	28,606	70,516	86,851	74,568
Plus: depreciation and amortization	19,838	46,484	75,902	131,353	181,097
Plus: minority interest	4,705	384	(49)	(569)	—
Plus: impairment loss	—	—	—	13,094	272,006
Minus: income (loss) from discontinued operations (net of tax expense of $3,673, $5,114, $9,359, $6,890 and $3,865, respectively)	8,221	10,465	14,050	11,443	(4,859)

EBITDA	$44,825	$143,331	$310,663	$441,853	$506,503

(6)	Acquisitions, net of cash acquired, consists only of the cash component of acquisitions. It does not include common stock and notes issued for acquisitions, nor does it include other non-cash assets issued for acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of specialized services and products focused on helping oil and gas companies develop hydrocarbon reserves, reduce operating costs and enhance production. We focus on basins within North America that we believe have attractive long-term potential for growth, and we deliver targeted, value-added services and products required by our customers within each specific basin. We believe our range of services and products positions us to meet the many needs of our customers at the wellsite, from drilling and completion through production and eventual abandonment. We manage our operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, western Canada, Mexico and Southeast Asia.

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

Drilling Services.  Through our drilling services segment, we provide services and equipment that initiate or stimulate oil and gas production by providing land drilling, specialized rig logistics and site preparation throughout our service area. Our drilling rigs currently operate primarily in and around the Barnett Shale region of north Texas.

Product Sales.  We provide oilfield service equipment and refurbishment of used equipment through our Southeast Asian business, and we provide repair work and fabrication services for our customers at a business located in Gainesville, Texas.

Substantially all service and rental revenue we earn is based upon a charge for a period of time (an hour, a day, a week) for the actual period of time the service or rental is provided to our customer or on a fixed per-stage-completed fee. Product sales are recorded when the actual sale occurs and title or ownership passes to the customer.

Our customers include large multi-national and independent oil and gas producers, as well as smaller independent producers and the major land-based drilling contractors in North America (see “Customers” in Item 1 of this Annual Report on Form 10-K). The primary factor influencing demand for our services and products is the level of drilling complexity and workover activity of our customers, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling and workover budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Weatherford/AESC Service Rig Count for “Active Rigs,” respectively, and historical commodity prices as provided by Bloomberg:

AVERAGE RIG COUNTS

	Year Ended
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

BHI Rotary Rig Count:
U.S. Land	924	1,095	1,290	1,559	1,695	1,814
U.S. Offshore	108	97	93	90	73	65

Total U.S.	1,032	1,192	1,383	1,649	1,768	1,879
Canada	372	365	455	471	343	382

Total North America	1,404	1,557	1,838	2,120	2,111	2,261

Source: BHI (www.BakerHughes.com)

North American rotary rig count was 2,000 at December 31, 2008 and 1,701 at February 20, 2009.

	Year Ended
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Weatherford/AESC Service Rig Count (Active Rigs):
United States	1,967	2,064	2,222	2,364	2,388	2,515
Canada	710	755	795	779	596	686

Total U.S. and Canada	2,677	2,819	3,017	3,143	2,984	3,201

Source: Weatherford/AESC Service Rig Count for “Active Rigs”

Average Service rig counts for active rigs for December 2008 and January 2009 were 2,939 and 2,787, respectively, according to the Weatherford/AESC Service Rig Count for “Active Rigs.”

AVERAGE OIL AND GAS PRICES

	Average Daily Closing	Average Daily Closing
	Henry Hub Spot Natural	WTI Cushing Spot Oil
Period	Gas Prices ($/mcf)	Price ($/bbl)

1/1/99 — 12/31/99	$2.27	$19.30
1/1/00 — 12/31/00	4.31	30.37
1/1/01 — 12/31/01	3.97	25.96
1/1/02 — 12/31/02	3.37	26.17
1/1/03 — 12/31/03	5.49	31.06
1/1/04 — 12/31/04	5.90	41.51
1/1/05 — 12/31/05	8.89	56.56
1/1/06 — 12/31/06	6.73	66.09
1/1/07 — 12/31/07	6.97	72.23
1/1/08 — 12/31/08	8.89	99.92

Source: Bloomberg NYMEX prices.

The closing spot price of a barrel of WTI Cushing oil at December 31, 2008 was $44.60 and the closing spot price for Henry Hub natural gas ($/mcf) was $5.63. At February 20, 2009, the closing spot price of a barrel of WTI Cushing oil was $39.44 and the closing spot price for Henry Hub natural gas was $4.22.

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

We generally charge for our services either on a dayrate or per-stage-completed basis. Depending on the specific service, charges may include one or more of these components: (1) a set-up charge, (2) an hourly service rate based on equipment and labor, (3) a stage- completed charge, (4) an equipment rental charge, (5) a consumables charge, and (6) a mileage and fuel charge. We generally determine the rates charged through a competitive process on a job-by-job basis. Typically, work is performed on a “call out” basis, whereby the customer requests services on a job-specific basis, but does not guarantee work levels beyond the specific job bid. For contract drilling services, fees are charged based on standard dayrates or, to a lesser extent, as negotiated by footage contracts. Product sales are generated through our Southeast Asian business and through wholesale distributors, using a purchase order process and a pre-determined price book.

Outlook

Since our initial public offering, which became effective in April 2006, our growth strategy has been focused on internal growth in the basins in which we currently operate, as we sought to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we have sought new basins in which to replicate this approach and augmented our internal growth with strategic acquisitions. Throughout 2008, we continued to execute this strategy while evaluating the market trends in the oil and gas industry and communicating with our customers. In late 2008, we noticed a decline in drilling and exploration expenditures by our customers following the significant decline in oil and gas commodity prices. Although we do not know the extent of this downturn for 2009, we expect to decrease our level of internal capital investment for 2009 relative to recent years, and to implement cost-saving measures throughout 2009, while remaining responsive to our customers’ needs for quality services.

•	Internal Capital Investment. Our internal expansion activities have generally consisted of adding equipment and qualified personnel in locations where we have established a presence. We have grown our operations in many of these locations by expanding services to current customers, attracting new customers and hiring local personnel with local basin-level expertise and leadership recognition. Depending on customer demand, we will consider adding equipment to further increase the capacity of services currently being provided and/or add equipment to expand the services we provide. We invested $930.3 million in equipment additions over the three-year period ended December 31, 2008, which included $752.0 million for the completion and production services segment, $152.4 million for the drilling services segment, $19.9 million for the product sales segment and $6.0 million related to general corporate operations. We expect to invest significantly less in capital equipment during the year ended December 31, 2009.

•	External Growth. We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We have completed several acquisitions in recent years. These acquisitions affect our operating performance period to period. Accordingly, comparisons of revenue and operating results are not necessarily comparable and should not be relied upon as indications of future performance. We have invested an aggregate of $600.2 million in acquisitions over the three-year period ended December 31, 2008. Of this amount, we invested an aggregate of $180.2 million to acquire 4 businesses during 2008 and $49.7 million to acquire 7 businesses during 2007. See “— Significant Acquisitions.”

Natural gas prices have declined from historical highs in 2008 and rotary rig counts have recently begun to decline. The recent change in activity levels are likely the result of a number of macro-economic factors, such as an excess supply of natural gas, lower demand for oil and gas, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy, including the current global financial crisis, which has contributed to significant reductions in available capital and liquidity from banks and other providers of credit. We have experienced a significant decline in utilization of our assets during late 2008 and thus far in 2009, and we anticipate that lower commodity prices and activity levels will continue to adversely impact our near-term performance results due to pricing pressure and lower utilization rates. Due to the deteriorating market conditions, we recorded a non-cash impairment charge of $272.0 million at December 31, 2008 related to the write-down of goodwill for various of our reporting units. In 2007, we recorded a non-cash goodwill impairment charge of $13.1 million for our Canadian reporting unit. Although we cannot determine the depth or duration of the decline in activity in the oil and gas industry, we believe the overall long-term outlook for North American oilfield activity and our business remains favorable, especially in the basins in which we operate.

Our business continues to be impacted by seasonality and inclement weather including the effects of the normal second quarter Canadian “break-up, “ as well as the impact of Gulf of Mexico tropical weather systems.

We, and many of our competitors, have invested in new equipment, some of which requires long lead times to manufacture. As more of this equipment is available to be placed into service and oilfield activities decline, there will be excess capacity in the industry, which we believe may negatively impact our utilization rates and pricing for certain service offerings . In addition, as new equipment enters the market, we must compete for employees to crew the equipment, which puts inflationary pressure on labor costs. Our equipment fleet is relatively new, as we have made significant investments in new equipment over the past few years. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As equipment enters the marketplace or competition for existing customers increases, we believe our customers will rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our growth strategy.

Significant Acquisitions

During 2008, we acquired substantially all the assets or all of the equity interests in four oilfield service companies, for $180.2 million in cash, resulting in goodwill of approximately $71.2 million. Several of these acquisitions are subject to final working capital adjustments.

•	On February 29, 2008, we acquired substantially all of the assets of KR Fishing & Rental, Inc. for $9.5 million in cash, resulting in goodwill of $6.4 million. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is located in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain region.

•	On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc. a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.4 million in cash, net of cash acquired, which includes a working capital adjustment of $1.6 million and recorded goodwill of $15.4 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We spent an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, our total investment in this operation was approximately $82.4 million. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.

•	On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC, a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57.2 million in cash, and prepaid an additional $1.0 million related to an employee retention bonus pool. We also recorded goodwill totaling $21.9 million. The purchase price allocation associated with this acquisition has not yet been completed. We believe this acquisition extends our geographic reach into the Haynesville Shale area.

•	On October 4, 2008, we acquired substantially all of the assets of Appalachian Wells Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, and includes a service area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $50.1 million in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We expect to invest an additional $6.5 million to complete a frac fleet at this location and have an option to purchase real property for approximately $0.6 million. In addition, we have entered into an agreement under which we may be required to pay up to an additional $5.0 million in cash consideration during the earn-out period which extends through 2010, based upon the results of operations of various service lines acquired. The purchase price allocation associated with this acquisition has not yet been finalized. We recorded goodwill of approximately $27.5 million associated with this acquisition. We believe this acquisition creates a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Shale.

Other recent acquisitions which are deemed to be significant include:

•	Arkoma. On June 30, 2006, we acquired certain operating assets of J&M Rental Tool, Inc dba Arkoma Machine & Fishing Tools, Arkoma Machine Shop, Inc. and N&M Supply, LLC, collectively referred to as “Arkoma”, a provider of rental tools, machining and fishing services in the Fayetteville Shale and Arkoma

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

In addition, we completed several other smaller acquisitions in 2007 and 2006, each of which has contributed to the expansion of our business into new geographic regions or enhanced our service and product offerings.

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

On October 31, 2006, we completed the sale of another disposal group which included certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, as well as operations in south Texas, for approximately $19.3 million in cash, with an additional amount subject to a working capital adjustment, and a $2.0 million Canadian dollar denominated note which matures on October 31, 2009 and accrues interest at a specified Canadian bank prime rate plus 1.50% per annum. We sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company located in Calgary, Alberta, Canada, that employs two of our former employees as key managers. The carrying value of the related net assets was $21.7 million on October 31, 2006. We recorded a loss on the sale of this disposal group totaling approximately $0.6 million, which included a transaction gain associated with the release of cumulative translation adjustment associated with this business, and a $1.0 million charge to expense related to capital taxes in Canada. The sales agreement allowed Paintearth Energy Services, Inc. to use our subsidiary’s trade name for a period of 120 days from November 1, 2006 through February 28, 2007. On January 30, 2008, we amended the terms of the Paintearth note receivable to extend the maturity date through October 2011 and amended the interest rate for each of the calendar years within the remaining term.

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

The nature of our business has been such that we generally bill for services over a relatively short period of time and record revenues as products are sold. We did not record material adjustments resulting from revenue recognition issues for the years ended December 31, 2008, 2007 and 2006.

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

We tested goodwill for impairment for each of the years ended December 31, 2008, 2007 and 2006. Management prepared a discounted cash flow analysis to determine the fair market value of each reportable unit as of the testing date, October 1 of each year. Projected cash flows were based on certain management assumptions related to expected growth, capital investment and terminal value, discounted at a market-participant weighted average cost of capital, refined to reflect our current and anticipated capital structure. Based on this analysis, management determined that goodwill was impaired in 2008 and 2007. In accordance with SFAS No. 142, management performed a step-two analysis to calculate the amount by which the carrying value of the reporting units exceeded the projected fair market value of such units as of the annual testing date. As a result of this testing in 2007, management recorded an impairment charge which reduced goodwill in Canada by $13.4 million. This annual testing was performed in 2008 and yielded another impairment for this Canadian subsidiary as of the test date. However, due to a decline in the overall U.S. debt and equity markets and concerns over the availability of credit, we determined that a “triggering event,” as that term is defined in SFAS No. 142, had occurred during the fourth quarter of 2008. Therefore, we performed our impairment calculations again as of December 31, 2008, incorporating our most recent assumptions of future earnings and cash flows. Based on this testing, we determined that the goodwill associated with most of our reporting units had been impaired. We recorded an impairment charge of $272.0 million at December 31, 2008. In calculating this impairment charge, management made assumptions about future earnings by reportable unit, which may differ from actual future earnings for these operations. A significant decline in expected future cash flow, a further erosion of market conditions or a lower-than-expected recovery of the oil and gas industry activity levels in future years, could result in an additional impairment charge. A 10% impairment of total goodwill at December 31, 2008 would have decreased our operating income by $34.2 million for the year then ended.

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

For years ended on or before December 31, 2005, we determined the value of our stock options by applying the minimum value method permitted by APB No. 25 and, in connection with estimating compensation expense that would be required to be recognized under SFAS No. 123, “Accounting for Stock-Based Compensation,” we used a Black-Scholes model including assumptions for expected term (ranging from 3 to 4.5 years as of December 31, 2005), risk- free rate (based upon published rates for U.S. Treasury notes with a similar term), zero dividend rate and a volatility rate of zero. For the years ended December 31, 2007 and 2006, we applied a Black-Scholes model with similar assumptions, except we estimated our stock volatility by examining the volatility rates of several peer companies, we estimated a forfeiture rate based upon our historical experience and we estimated the expected term of the options using a probability analysis. Beginning in July 2008, we used our historical volatility rate as an assumption to determine the grant date fair value of our stock option grants during the third and fourth quarters of 2008. For the years ended December 31, 2008 and 2007, we have recorded compensation expense totaling $5.4 million and $4.4 million, respectively, related to our stock option grants and $6.9 million and $3.1 million, respectively, related to our non-vested restricted stock.

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

Bad debt expense has been less than 1% of sales for the years ended December 31, 2008, 2007 and 2006. If bad debt expense had increased by 1% of sales for the years ended December 31, 2008, 2007 and 2006, net income would have declined by $11.9 million, $9.7 million and $6.9 million, respectively. Our obsolescence and other inventory reserves were approximately 2%, 7% and 4% of our inventory balances at December 31, 2008, 2007 and 2006, respectively. A 1% increase in inventory reserves, from 2% to 3%, at December 31, 2008 would have decreased net income by $0.3 million for the year then ended.

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

We evaluate property, plant and equipment for impairment when there are indicators of impairment. There have been no significant impairment charges related to our long-term assets during the years ended December 31, 2008, 2007 and 2006. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 represented 16% and 15% of the average depreciable asset base for the respective years. An increase in depreciation relative to the depreciable base of 1%, from 16% to 17%, would have reduced net income by approximately $7.1 million for the year ended December 31, 2008.

Self Insurance

On January 1, 2007, we began a self-insurance program to pay claims associated with health care benefits provided to certain of our employees in the United States. Pursuant to this program, we have purchased a stop-loss insurance policy from an insurance company. Our accounting policy for this self-insurance program is to accrue expense based upon the number of employees enrolled in the plan at pre-determined rates. As claims are processed and paid, we compare our claims history to our expected claims in order to estimate incurred but not reported claims. If our estimate of claims incurred but not reported exceeds our current accrual, we record additional expense during the current period. There is a risk that we may not estimate our incurred but not reported claims correctly or that our stop-loss provision may not be adequate to insure us against material losses in the future. At December 31, 2008, we accrued $4.4 million pursuant to this self-insurance program. A 10% increase in this self-insurance accrual would reduce our net income for the year ended December 31, 2008 by $0.3 million.

Deferred Income Taxes

Our income tax expense includes income taxes related to the United States, Canada and other foreign countries, including local, state and provincial income taxes. We account for tax ramifications using SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we record deferred income tax assets and liabilities based upon temporary differences between the carrying amount and tax basis of our assets and liabilities and measure tax expense using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates is recognized in income in the period of the change. Furthermore, SFAS No. 109 requires us to record a valuation allowance for any net deferred income tax assets which we believe are likely to not be used through future operations. As of December 31, 2008, 2007 and 2006, we recorded a valuation allowance of less than $1.0 million related to certain deferred tax assets in Canada. If our estimates and assumptions related to our deferred tax position change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase, which could adversely affect our financial results. As of December 31, 2008, we did not provide deferred U.S. income taxes on approximately $12.0 million of undistributed earnings of our foreign subsidiaries in which we intend to indefinitely reinvest. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. On January 1, 2007, we adopted Financial Interpretation No. 48 (“FIN 48”), which provides guidance to account for uncertain tax positions. During 2008, we performed an evaluation of our tax positions pursuant to Financial Interpretation No. 48 (“FIN 48”) and determined that this pronouncement did not have a material impact on our financial position, results of operations and cash flows.

There is a risk that estimates related to the use of loss carry forwards and the realizability of deferred tax accounts may be incorrect, and that the result could materially impact our financial position and results of operations. In addition, future changes in tax laws or GAAP requirements could result in additional valuation allowances or the recognition of additional tax liabilities.

Historically, we have utilized net operating loss carry forwards to partially offset current tax expense, and we have recorded a valuation allowance to the extent we expect that our deferred tax assets will not be utilized through future operations. Deferred income tax assets totaled $20.0 million at December 31, 2008, against which we recorded a valuation allowance of $0.3 million, leaving a net deferred tax asset of $19.7 million deemed realizable. Changes in our valuation allowance would affect our net income on a dollar for dollar basis.

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

Results of Operations for the Years Ended December 31, 2008 and 2007

The following tables set forth our results of continuing operations, including amounts expressed as a percentage of total revenue, for the periods indicated (in thousands, except percentages).

				Percent
	Year	Year	Change	Change
	Ended	Ended	2008/	2008/
	12/31/08	12/31/07	2007	2007
	(In thousands)

Revenue:
Completion and production services	$1,545,348	$1,242,314	$303,034	24%
Drilling services	234,104	212,272	21,832	10%
Product sales	59,102	40,857	18,245	45%

Total	$1,838,554	$1,495,443	$343,111	23%

EBITDA:
Completion and production services	$473,376	$398,628	$74,748	19%
Drilling services	58,743	61,418	(2,675)	(4)%
Product sales	12,677	9,943	2,734	27%
Corporate	(38,293)	(28,136)	(10,157)	36%

Total	$506,503	$441,853	$64,650	15%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“EBITDA” consists of net income from continuing operations before interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-cash measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. See the discussion of EBITDA at Note 3 under Item 6 (“Selected Financial Data”) of this Annual Report. The following table reconciles EBITDA for the years ended December 31, 2008 and 2007 to the most comparable GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable GAAP Measure — Operating Income (Loss)

	Completion and	Drilling	Product
Year Ended December 31, 2008	Production Services	Services	Sales	Corporate	Total

EBITDA, as defined	$473,376	$58,743	$12,677	$(38,293)	$506,503
Depreciation and amortization	$156,198	$19,961	$2,537	$2,401	$181,097
Impairment loss	$243,203	$27,410	$1,393	$—	$272,006

Operating income (loss)	$73,975	$11,372	$8,747	$(40,694)	$53,400

Year Ended December 31, 2007
EBITDA, as defined	$398,628	$61,418	$9,943	$(28,136)	$441,853
Depreciation and amortization	$112,836	$14,572	$2,064	$1,881	$131,353
Impairment loss	$13,094	$—	$—	$—	$13,094

Operating income (loss)	$272,698	$46,846	$7,879	$(30,017)	$297,406

Below is a detailed discussion of our operating results by segment for these periods.

Year Ended December 31, 2008 Compared to the Year ended December 31, 2007

Revenue

Revenue from continuing operations for the year ended December 31, 2008 increased by $343.1 million, or 23%, to $1,838.6 million from $1,495.4 million for the year ended December 31, 2007. This increase by segment was as follows:

•	Completion and Production Services. Segment revenue increased $303.0 million, or 24%, primarily due to revenues earned as a result of additional capital investment in our pressure pumping, coiled tubing, well servicing, rental and fluid handling businesses in 2007 and 2008. We experienced favorable results for our pressure pumping, fluid handling, well service and U.S. and Mexican coiled tubing businesses when comparing 2008 to 2007. Revenues for our pressure pumping business increased due to: (1) the successful integration of a business acquired in April 2008, and (2) the expansion of services into the Bakken Shale area of North Dakota. During 2007 and 2008, we completed a series of small acquisitions which provided incremental revenues for 2008 compared to 2007 due to the timing of those acquisitions. Revenue increases were partially offset by a general decline in oilfield activity which began during the fourth quarter of 2008 and pricing pressures in certain service offerings during the latter half of 2007 and throughout 2008.

•	Drilling Services. Segment revenue increased $21.8 million, or 10%, for the year, primarily due to higher utilization rates and additional capital invested in our contract drilling business in 2007 and 2008. In early 2008, we experienced lower pricing for our drilling services and lower utilization rates in our rig logistics operations primarily due to an increase in equipment placed into service by our competitors. However, utilization improved during the second and third quarters of 2008, before declining in the fourth quarter due to a general decline in oilfield activity by our customers.

•	Product Sales. Segment revenue increased $18.2 million, or 45%, for the year, primarily due to the sales mix and the timing of product sales and equipment refurbishment for our Southeast Asian business, which tends to be project-specific. We also had a larger volume of third-party sales at our repair and fabrication shop in north Texas during 2008 as compared to 2007.

Service and Product Expenses

Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $259.2 million, or 30%, to $1,133.8 million for the year ended December 31, 2008 from $874.6 million for the year ended December 31, 2007. The following table summarizes service and product expenses as a percentage of revenues for the years ended December 31, 2008 and 2007:

Service and Product Expenses as a Percentage of Revenue

	Years Ended
Segment:	12/31/08	12/31/07	Change

Completion and Production services	61%	58%	3%
Drilling services	67%	61%	6%
Product sales	71%	68%	3%
Total	62%	58%	4%

Service and product expenses as a percentage of revenue increased to 62% for the year ended December 31, 2008 compared to 58% for the year ended December 31, 2007. Margins by business segment were impacted by acquisitions, pricing and utilization.

•	Completion and Production Services. The increase in service and product expenses as a percentage of revenue for this business segment reflects pricing pressure for many of our service lines throughout 2008, resulting in less favorable operating margins on a year-over-year basis. We incurred higher labor and fuel costs during 2008, although fuel costs began to decline in the fourth quarter of 2008, and we incurred higher sand and cement costs in our pressure pumping business. Start-up costs associated with mobilizing a frac fleet in the Bakken Shale area of North Dakota also impacted our operating margins. Cost increases were partially offset by the mix of services provided in 2008 compared to 2007, a full-year’s benefit of capital invested throughout 2007, additional equipment placed into service during 2008 and several acquisitions. In late 2008, we experienced lower utilization rates and an increase in pricing pressure in several service lines due to a general decline in oilfield activity which may stem from lower commodity prices and concerns over the broader U.S. economy and the availability of credit for investment by our customers.

•	Drilling Services. The increase in service and product expenses as a percentage of revenue for this business segment represented a decline in margin during 2008 compared to 2007 due to: (1) lower pricing for our contract drilling and drilling logistics businesses on a year-over-year basis; (2) higher operating costs associated primarily with labor and fuel; and (3) lower utilization of our equipment due primarily to more market competition.

•	Product Sales. The increase in service and product expenses as a percentage of revenue for the products segments was primarily due to the mix of products sold, specifically the timing of equipment sales and refurbishment associated with our Southeast Asian operations which tend to be project specific and can fluctuate between periods depending upon the nature of the projects in process, and third-party repair and fabrication work performed at our shop in north Texas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $19.3 million, or 11%, for the year ended December 31, 2008 to $198.3 million from $179.0 million during the year ended December 31, 2007. These expense increases included: (1) costs associated with businesses acquired in 2008, including additional employee headcount, property rental expense and insurance expense; (2) costs associated with 2007 acquisitions, which provided a full-year of selling, general and administrative expense for 2008; (3) incremental costs of approximately $5.0 million related to stock-based compensation in 2008 compared to the prior year; and (4) costs associated with the retirement of an executive officer during the fourth quarter of 2008 and other severance costs. As a percentage of revenues, selling, general and administrative expense declined to 11% for the year ended December 31, 2008 as compared to 12% for the year ended December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $49.7 million, or 38%, to $181.1 million for the year ended December 31, 2008 from $131.4 million for the year ended December 31, 2007. The increase in depreciation and amortization expense was the result of equipment placed into service in 2008, a portion of which was purchased in 2007. Capital expenditures for equipment in 2008 totaled $253.8 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2007 and 2008, as well as assets purchased and placed into service throughout 2007, which contributed a full year of depreciation expense in 2008 compared to a partial year of depreciation expense in 2007. In addition, we incurred incremental amortization expense associated with intangible assets related to businesses acquired in 2008, particularly customer relationship intangibles which totaled $14.0 million. As a percentage of revenue, depreciation and amortization expense increased to 10% for the year ended December 31, 2008 compared to 9% for the year ended December 31, 2007.

Impairment Loss

We recorded an impairment loss of $272.0 million related to the write-down of goodwill associated with several of our reporting units, as defined in SFAS No. 142, based upon a discounted cash flow analysis of expected future earnings associated with these businesses. This analysis was impacted significantly by the overall decline in oilfield activity in late 2008 and the expected slowdown in activities in the short-term, due in part to concerns of excess supply of commodities, a general decline in the U.S. economy and concerns over the availability of credit for our customers to continue investment in drilling and exploration activities in the short-term. We recorded an impairment charge of $13.1 million for the year ended December 31, 2007 related to our Canadian operations.

Interest Expense

Interest expense was $59.7 million and $61.3 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest expense was attributable primarily to a decline in the average borrowing rate in 2008 for variable rate borrowings, primarily our revolving credit facilities in the U.S. and Canada. This decline in interest rates was partially offset by an increase in the average debt balance outstanding throughout 2008 compared to 2007. These borrowings were used primarily for business acquisitions and equipment purchases during 2008. The weighted-average interest rate of borrowings outstanding at December 31, 2008 and 2007 was approximately 7.0% and 7.7%, respectively.

Taxes

Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.

Our tax rate for the year ended December 31, 2008 was impacted significantly by a $272.0 million impairment of goodwill which had a limited tax basis, as the majority of the goodwill arose through stock purchase transactions with little or no tax basis. We received no tax benefit from the $13.1 million impairment of goodwill recorded at December 31, 2007. Excluding the impact of the goodwill impairment charges, our effective tax rates for the years ended December 31, 2008 and 2007 would have been 35.5% and 34.8%, respectively. The difference in the tax rates was attributable to the impact of the domestic production activities deduction and the effect of changes in earnings in the various tax jurisdictions in which we operate.

Minority Interest

Prior to December 31, 2007, an unrelated third party owned a 50% interest in the assets of Premier Integrated Technologies, Inc. (“Premier”), a company that we acquired on January 1, 2005, and have consolidated in our accounts since the date of acquisition. This amount represents the minority owner’s share of Premier’s earnings for the applicable periods. On December 31, 2007, we acquired the remaining 50% interest in this company.

Results of Operations for the Years Ended December 31, 2007 and 2006

The following tables set forth our results of continuing operations, including amounts expressed as a percentage of total revenue, for the periods indicated (in thousands, except percentages).

				Percent
	Year	Year	Change	Change
	Ended	Ended	2007/	2007/
	12/31/07	12/31/06	2006	2006
	(In thousands)

Revenue:
Completion and production services	$1,242,314	$860,508	$381,806	44%
Drilling services	212,272	194,517	17,755	9%
Product sales	40,857	29,586	11,271	38%

Total	$1,495,443	$1,084,611	$410,832	38%

EBITDA:
Completion and production services	$398,628	$252,621	$146,007	58%
Drilling services	61,418	70,428	(9,010)	(13)%
Product sales	9,943	8,536	1,407	16%
Corporate	(28,136)	(20,922)	(7,214)	34%

Total	$441,853	$310,663	$131,190	42%

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

Reconciliation of EBITDA to Most Comparable GAAP Measure — Operating Income (Loss)

	Completion and	Drilling	Product
	Production Services	Services	Sales	Corporate	Total

Year Ended December 31, 2007
EBITDA, as defined	$398,628	$61,418	$9,943	$(28,136)	$441,853
Depreciation and amortization	$112,836	$14,572	$2,064	$1,881	$131,353
Impairment loss	$13,094	$—	$—	$—	$13,094

Operating income (loss)	$272,698	$46,846	$7,879	$(30,017)	$297,406

Year Ended December 31, 2006
EBITDA, as defined	$252,621	$70,428	$8,536	$(20,922)	$310,663
Depreciation and amortization	$64,393	$9,069	$834	$1,606	$75,902
Write-off of deferred costs	$—	$—	$—	$(170)	$(170)

Operating income (loss)	$188,228	$61,359	$7,702	$(22,358)	$234,931

Below is a detailed discussion of our operating results by segment for these periods.

Year Ended December 31, 2007 Compared to the Year ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007 increased by $410.8 million, or 38%, to $1,495.4 million from $1,084.6 million for the year ended December 31, 2006. This increase by segment was as follows:

•	Completion and Production Services. Segment revenue increased $381.8 million, or 44%, primarily due to: (1) higher activity levels in the U.S. and Mexico; (2) an increase in revenues earned as a result of additional capital investments in the coiled tubing, well servicing, pressure pumping, rental and fluid-handling businesses in 2007, as well as the benefit of a full-year of operations for equipment placed into service throughout 2006; (3) investment in acquisitions during 2006, each of which provided incremental revenues for 2007 compared to 2006; and (4) a series of acquisitions during the year ended December 31, 2007 which contributed to the overall 2007 results. These favorable results were partially offset by a decline in the general activity level of the oil and gas industry in Canada throughout 2007. We began to experience some pricing pressures in certain service offerings during the latter half of 2007.

•	Drilling Services. Segment revenue increased $17.8 million, or 9%, for the year, primarily due to additional capital invested in contract drilling and our drilling logistics businesses during 2006 and into 2007, somewhat offset by lower pricing and lower utilization of our equipment in 2007 compared to 2006, due primarily to an increase in new equipment placed into service by our competitors in the markets that we serve.

•	Product Sales. Segment revenue increased $11.3 million, or 38%, for the year, fueled primarily by increased product sales and equipment refurbishment attributable to our business in Southeast Asia.

Service and Product Expenses

Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $245.2 million, or 39%, to $874.6 million for the year ended December 31, 2007 from $629.3 million for the year ended December 31, 2006. The following table summarizes service and product expenses as a percentage of revenues for the years ended December 31, 2007 and 2006:

Service and Product Expenses as a Percentage of Revenue

	Years Ended
Segment:	12/31/07	12/31/06	Change

Completion and Production services	58%	59%	(1)%
Drilling services	61%	54%	7%
Product sales	68%	56%	12%
Total	58%	58%	—

Service and product expenses as a percentage of revenue were consistent for the years ended December 31, 2007 and 2006. However, margins by business segment were impacted by acquisitions, pricing and utilization.

•	Completion and Production Services. The decline in service and product expenses as a percentage of revenue for this business segment reflects: (1) a full-year’s benefit in 2007 of capital invested throughout 2006, with additional equipment placed into service during 2007 and (2) the benefit of a full-year of margin contribution from our pressure pumping business in 2007 compared to only two-months contribution in 2006 due to timing of the acquisition. We experienced favorable margins in 2007 compared to 2006 for our well service, coiled tubing, fluid handling and rental businesses. However, in late 2007, we began to experience lower pricing for certain of these services in some of our operating regions, as well as a general decline in activity levels in Canada which impacted our operating margins, reducing our overall margin improvements to only 1% year-over-year. In addition, we experienced higher labor and fuel costs which partially offset the incremental margin contribution of our completion and production services businesses during 2007 compared to 2006.

•	Drilling Services. The increase in service and product expenses as a percentage of revenue for this business segment represented a decline in margin during 2007 compared to 2006 due to: (1) lower pricing for our contract drilling and drilling logistics businesses, and (2) lower utilization of our equipment, specifically impacting our drilling rigs business, due to downtime associated with maintenance, and more market competition, as our competitors deployed additional rigs into the markets we serve. In addition, we incurred costs associated with relocating a portion of our rig logistics business to areas with more favorable market conditions.

•	Product Sales. The increase in service and product expenses as a percentage of revenue for the products segments was primarily due to the mix of products sold and the timing of equipment sales and refurbishment associated with our Southeast Asian operations, as the results for the year ended December 31, 2006 were impacted by several higher-margin projects which were completed prior to 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $34.6 million, or 24%, for the year ended December 31, 2007 to $179.0 million from $144.4 million during the year ended December 31, 2006. These expense increases included: (1) costs associated with businesses acquired in 2007, including additional employee headcount, property rental expense and insurance expense; (2) costs associated with 2006 acquisitions which provided a full-year of selling, general and administrative expense for 2007; (3) consulting costs associated with our Sarbanes-Oxley compliance documentation and testing, outside accounting, tax and legal services and information technology initiatives; (4) incremental costs of approximately $3.2 million related to stock-based compensation in 2007 compared to 2006; and (5) a charge of approximately $1.4 million associated with the cost-sharing provision of a general liability insurance policy. As a percentage of revenues, selling, general and administrative expense declined to 12% for the year ended December 31, 2007 compared to 13% for the year ended December 31, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $55.5 million, or 73%, to $131.4 million for the year ended December 31, 2007 from $75.9 million for the year ended December 31, 2006. The increase in depreciation and amortization expense was the result of equipment placed into service in 2007, a portion of which was purchased in 2006 and throughout 2007. Capital expenditures for equipment in 2007 totaled $372.6 million. In addition, we recorded depreciation and amortization expense related to businesses acquired in 2006 and 2007, as well as assets purchased and placed into service throughout 2006, which contributed a full year of depreciation expense in 2007 compared to a partial year of depreciation expense in 2006. As a percentage of revenue, depreciation and amortization expense increased to 9% for the year ended December 31, 2007 compared to 7% for the year ended December 31, 2006.

Impairment Loss

We recorded an impairment loss of $13.1 million related to the write-down of goodwill associated with our Canadian operations during 2007 based upon a discounted cash flow analysis of expected future earnings associated with this business.

Interest Expense

Interest expense was $61.3 million and $40.6 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense was attributable to an increase in the average amount of debt outstanding, including amounts borrowed to fund acquisitions, capital expenditures, our semi-annual interest payments associated with the 8% senior notes and our quarterly tax payments. In addition, during December 2006, we issued our 8% senior notes and used the proceeds to retire all outstanding borrowings under the term loan portion of our credit facility. These senior notes required interest at higher fixed interest rates compared to the lower variable rates on the previously outstanding term loan facility. The weighted-average interest rate of borrowings outstanding at December 31, 2007 and 2006 was approximately 7.7% and 7.8%, respectively.

Interest Income

Interest income was $0.3 million and $1.4 million for the years ended December 31, 2007 and 2006. In 2007, interest income was earned primarily on excess cash invested in overnight securities throughout the year. For 2006, interest income was earned on the investment of proceeds from our initial public offering in a bond fund prior to use of the proceeds for acquisitions, capital investments in equipment and other general corporate purposes.

Taxes

Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax.

Tax expense was 36.7% and 36.1% of pretax income for the years ended December 31, 2007 and 2006, respectively. The effective tax rate for 2007 was impacted by the impairment loss of $13.1 million in Canada, which was not deductible for tax purposes. Excluding the impact of the impairment loss, the effective tax rate for 2007 would have been 34.8%. The decline in the effective tax rate in 2007, as adjusted, compared to 2006, was due to lower state tax rates, lower income tax rates in Canada, return to actual adjustments in 2007 and the incremental benefit of the domestic production activities deduction.

Minority Interest

Minority interest was comprised entirely of an ownership interest by an unrelated third party in the assets of Premier Integrated Technologies, Inc. (“Premier”), a company that we acquired on January 1, 2005. We have consolidated Premier in our accounts since the date of acquisition and record minority interest to reflect the ownership held by this third party. On December 31, 2007, we acquired the remaining 50% interest in this company.

Liquidity and Capital Resources

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been materially impacted by the current credit environment. We are not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact that any further disruption in the credit environment would have on us.

Our primary liquidity needs are to fund capital expenditures and general working capital needs. In addition, we have historically obtained capital to fund strategic business acquisitions. Our primary sources of funds have historically been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt which was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering.

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

We anticipate that we will rely on cash generated from operations, borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources should be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. We believe that our operating cash flows and availability under our amended revolving credit facility will be sufficient to fund our operations for the next twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.

The following table summarizes cash flows by type for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash flows provided by (used in):
Operating activities	$350,448	$338,503	$187,743
Investing activities	(374,137)	(408,795)	(650,863)
Financing activities	27,990	66,643	471,376

Net cash provided by operating activities increased $11.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, and increased $150.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. These increases in net cash provided by operating activities were primarily due to increases in gross receipts as a result of increased revenues. Our gross receipts increased throughout the three years ended December 31, 2008 as demand for our services grew, we invested in more equipment and logged incremental billable hours, while we continued to expand our current business and enter new markets through acquisitions. We expect to continue to evaluate acquisition opportunities for the foreseeable future. This analysis will entail a review of available funds which will include our current operating cash flows, as well as other factors.

Net cash used in investing activities decreased $34.7 million for the year ended December 31, 2008 compared to the prior year, and decreased $242.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to declines in the use of funds for acquisitions. We invested $180.2 million, $50.4 million and $369.6 million in business acquisitions for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, these acquisitions were relatively large operations in recently active basins such as the Marcellus Shale and Haynesville Shale, as well as a targeted acquisition of a pressure pumping business in north Texas. For 2007, our acquired businesses were generally smaller, niche companies which complemented our existing operations. For 2006, we used a portion of the proceeds from our initial public offering to purchase businesses that expanded our geographic reach in areas where we have operations and into new basins within North America. In addition, we invested heavily in new equipment throughout this three-year period, but to a lesser extent during 2008 due to concerns of over-capacity in the industry and a general slowdown in oilfield activity in late 2008. We sold non-strategic businesses in 2008 and 2006 and received proceeds of $50.2 million and $19.3 million, respectively. In addition, in 2006 we invested $165.0 million in short-term investments, which were sold and used for the following purposes: (1) to acquire a series of businesses; (2) to make scheduled principal and interest payments on our credit facility; (3) to pay estimated federal income taxes; and (4) for other general corporate purposes. Significant capital equipment expenditures in 2008 included pressure pumping equipment, well service rigs, coiled tubing equipment and two drilling rigs. Significant capital equipment expenditures in 2007 included five coiled tubing units and over forty well service rigs, as well as additional pressure pumping units. Significant capital equipment expenditures in 2006 included coiled tubing units, pressure pumping equipment, well services rigs, fluid-handling equipment, rental equipment and drilling rigs. See “— Significant Acquisitions” above.

Net cash provided by financing activities decreased by $38.7 million for the year ended December 31, 2008 compared to the prior year, and declined $404.7 million for the year ended December 31, 2007 compared to 2006. The primary source of funds from financing activities for 2008 was net borrowings under our revolving credit facilities of $20.8 million, as well as funds obtained from the issuance of our common stock in connection with employee stock option exercises. The primary source of funds from financing activities in 2007 was net borrowings under our revolving credit facilities to fund capital expenditures, acquisitions, semi-annual interest payments on our senior notes and quarterly federal income tax payments. However, in 2006, the primary source of funds from financing activities was the receipt of the net proceeds from our initial public offering in April 2006, which provided approximately $288.6 million. In addition, we received net proceeds of $636.6 million from the issuance of 8.0% senior notes in December 2006, and we borrowed under our revolving credit facilities to fund various business acquisitions. The primary use of funds from financing activities was to repay $127.5 million outstanding under our U.S. revolving credit facility as of April 2006, with subsequent borrowings and repayments under this revolving credit facility throughout the year ended December 31, 2006, and the repayment of $419.0 million under our term loan facility in 2006, the majority of which was repaid in December 2006 from the proceeds of our senior note issuance. Our long-term debt balances, including current maturities, were $847.6 million and $826.4 million as of December 31, 2008 and 2007, respectively.

We expect to spend significantly less than we have in recent years for investment in capital expenditures, excluding acquisitions, during the year ended December 31, 2009. We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next 12 months.

In addition, we do not anticipate completing acquisitions for cash consideration until market conditions stabilize, but will continue to evaluate acquisitions of complementary companies. We will evaluate each acquisition opportunity based upon the circumstances and our financing capabilities at that time.

Dividends

We did not pay dividends on our $0.01 par value common stock during the years ended December 31, 2008, 2007 and 2006. We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.

Description of Our Indebtedness

Senior Notes

On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes have a maturity of 10 years, with a maturity date of December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) limit our ability to purchase or redeem stock or subordinated debt; (6) limit our ability to enter into transactions with affiliates; (7) limit our ability to merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. We paid semi-annual interest payments of $26.0 million on June 15 and December 15, 2008 related to these notes, and $27.3 million and $26.0 million on June 15, 2007 and December 15, 2007, respectively.

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

Credit Facility

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of December 31, 2008. However, there can be no assurance as to our future compliance in light of the very uncertain industry conditions. See “Risk Factors — Risks Related to Our Business and Our Industry” and “Risk Factors — Risk Related to Our Indebtedness, including Our Senior Notes.”

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

Borrowings of $186.0 million and $7.5 million were outstanding under the U.S. and Canadian revolving credit facilities at December 31, 2008, respectively. The U.S. revolving credit facility bore interest at 3.50% at December 31, 2008, and the Canadian revolving credit facility bore interest at rates ranging from 3.75% to 4.00%, or a weighted average of 3.8% at December 31, 2008. For the year ended December 31, 2008, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 3.92%. In addition, there were letters of credit outstanding which totaled $37.7 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at December 31, 2008 to $136.3 million. The available borrowing capacity under the Canadian revolving portion of the facility was $32.5 million at December 31, 2008. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. During October

2008, we borrowed approximately $106.0 million under our U.S. revolving credit facility to purchase two businesses. As of February 13, 2009, we had $126.8 million outstanding under our Credit Agreement.

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

Outstanding Debt and Operating Lease Commitments

The following table summarizes our known contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt, including capital (finance) lease obligations	$843,931	$164	$193,767	$—	$650,000
Interest on 8% senior notes issued December 6, 2006	411,667	52,000	104,000	104,000	151,667
Purchase obligations(1)	41,196	41,196	—	—	—
Operating lease obligations	70,513	20,849	26,766	14,732	8,166
Other long-term obligations(2)	3,714	3,639	75	—	—

Total contractual obligations	$1,371,021	$117,848	$324,608	$118,732	$809,833

(1)	Purchase obligations were pursuant to non-cancelable equipment purchase orders outstanding as of December 31, 2008. We have no significant purchase orders which extend beyond one year.

(2)	Other long-term obligations include amounts due under subordinated note arrangements with maturity dates beginning in 2009 and loans relating to equipment purchases which mature at various dates through September 2010.

We have entered into agreements to purchase certain equipment for use in our business, which are included as purchase obligations in the table above to the extent that these obligations represent firm non-cancelable commitments. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We spent $253.8 million for equipment purchases and other capital expenditures during the year ended December 31, 2008, which does not include amounts paid in connection with acquisitions.

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

Recent Accounting Pronouncements and Authoritative Literature

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of December 31, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.

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

In June 2008, the FASB issued a FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that unvested share-based awards which have non-forfeitable rights to participate in dividend distributions should be considered participating securities in order to calculate earnings per share in accordance with the “Two - Class Method” described in SFAS No. 128, “Earnings per Share.” This guidance becomes effective for fiscal years beginning after December 15, 2008, with retrospective application to prior periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance may have on our financial position, results of operations and cash flows.

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

In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. If ratified, this proposed guidance would become effective for interim and annual periods ending after March 15, 2009. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.

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

For the years ended December 31, 2008 and 2007, approximately 5% and 5% of our revenues from continuing operations, respectively, and 3% and 6% of our total assets, respectively, were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the year ended December 31, 2008 by approximately $0.9 million, or $0.6 million net of tax. We do not currently use hedges or forward contracts to offset this risk.

Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the year ended December 31, 2008 by approximately $0.6 million, or $0.4 million, net of tax. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.

Approximately 23% of our debt at December 31, 2008 is structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of December 31, 2008, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $1.9 million per year and reduce operating cash flows by approximately $1.2 million, net of tax.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Complete Production Services, Inc.:

We have audited the accompanying consolidated balance sheets of Complete Production Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss) stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Production Services, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Complete Production Services, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009, expressed an unqualified opinion that Complete Production Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/  Grant Thornton LLP

Houston, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Complete Production Services, Inc.:

We have audited Complete Production Services, Inc’s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Complete Production Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Complete Production Services, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Complete Production Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Complete Production Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  Grant Thornton LLP

Houston, Texas
February 27, 2009

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,090	$13,624
Trade accounts receivable, net of allowance for doubtful accounts of $5,976 and $5,487, respectively	343,353	305,682
Inventory, net of obsolescence reserve of $710 and $1,670, respectively	41,891	29,877
Prepaid expenses	21,472	23,743
Tax receivable	21,328	5,092
Current assets of discontinued operations	—	50,307

Total current assets	447,134	428,325
Property, plant and equipment, net	1,166,453	1,013,190
Intangible assets, net of accumulated amortization of $9,985 and $5,762, respectively	23,262	10,606
Deferred financing costs, net of accumulated amortization of $4,186 and $2,455, respectively	12,463	14,194
Goodwill	341,592	549,130
Other long-term assets	3,973	6,264
Long-term assets of discontinued operations	—	33,050

Total assets	$1,994,877	$2,054,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,803	$398
Accounts payable	57,483	56,407
Accrued liabilities	37,585	52,572
Accrued payroll and payroll burdens	31,293	24,050
Accrued interest	2,754	4,553
Notes payable	1,353	15,354
Taxes payable	—	6,506
Current deferred tax liabilities	1,289	—
Current liabilities of discontinued operations	—	9,705

Total current liabilities	135,560	169,545
Long-term debt	843,842	825,985
Deferred income taxes	146,359	126,821
Long-term liabilities of discontinued operations	—	2,085

Total liabilities	1,125,761	1,124,436
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 74,766,317 (2007 — 72,509,511) issued	748	725
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	623,988	581,404
Retained earnings	232,080	317,535
Treasury stock, 35,570 shares at cost	(202)	(202)
Accumulated other comprehensive income	12,502	30,861

Total stockholders’ equity	869,116	930,323

Total liabilities and stockholders’ equity	$1,994,877	$2,054,759

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue:
Service	$1,779,452	$1,454,586	$1,055,025
Product	59,102	40,857	29,586

	1,838,554	1,495,443	1,084,611
Service expenses	1,091,885	846,942	612,800
Product expenses	41,914	27,621	16,546
Selling, general and administrative expenses	198,252	179,027	144,432
Depreciation and amortization	181,097	131,353	75,902
Impairment loss	272,006	13,094	—

Income from continuing operations before interest, taxes and minority interest	53,400	297,406	234,931
Interest expense	59,729	61,328	40,645
Interest income	(301)	(325)	(1,387)
Write-off of deferred financing costs	—	—	170

Income (loss) from continuing operations before taxes and minority interest	(6,028)	236,403	195,503
Taxes	74,568	86,851	70,516

Income (loss) from continuing operations before minority interest	(80,596)	149,552	124,987
Minority interest	—	(569)	(49)

Income (loss) from continuing operations	(80,596)	150,121	125,036
Income (loss) from discontinued operations (net of tax expense of $3,865, $6,890 and $9,359, respectively)	(4,859)	11,443	14,050

Net income (loss)	$(85,455)	$161,564	$139,086

Earnings (loss) per share information:
Continuing operations	$(1.10)	$2.09	$1.90
Discontinued operations	$(0.06)	$0.15	$0.21

Basic earnings (loss) per share	$(1.16)	$2.24	$2.11

Continuing operations	$(1.10)	$2.05	$1.84
Discontinued operations	$(0.06)	$0.15	$0.20

Diluted (loss) earnings per share	$(1.16)	$2.20	$2.04

Weighted average shares:
Basic	73,600	71,991	65,843
Diluted	73,600	73,352	68,075

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$(85,455)	$161,564	$139,086
Change in cumulative translation adjustment	(18,359)	15,129	(808)

Comprehensive income (loss)	$(103,814)	$176,693	$138,278

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

							Accumulated
			Additional				Other
	Number	Common	Paid-in	Retained	Treasury	Deferred	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Compensation	Income	Total
	(In thousands, except share data)

Balance at December 31, 2005	55,531,510	$555	$220,786	$16,885	$(202)	$(3,803)	$16,540	$250,761
Adoption of SFAS No. 123R	—	—	(3,803)	—	—	3,803	—	—
Net income	—	—	—	139,086	—	—	—	139,086
Cumulative translation adjustment	—	—	—	—	—	—	(808)	(808)
Issuance of common stock:
Net proceeds from initial public offering	13,000,000	130	288,505	—	—	—	—	288,635
Acquisition of Parchman	1,000,000	10	23,490	—	—	—	—	23,500
Acquisition of MGM	164,210	2	3,857	—	—	—	—	3,859
Acquisition of Pumpco	1,010,566	10	21,414	—	—	—	—	21,424
Exercise of stock options	506,405	5	1,810	—	—	—	—	1,815
Expense related to employee stock options	—	—	1,848	—	—	—	—	1,848
Excess tax benefit from share-based compensation	—	—	2,333	—	—	—	—	2,333
Vested restricted stock	205,782	2	(2)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,768	—	—	—	—	2,768

Balance at December 31, 2006	71,418,473	$714	$563,006	$155,971	$(202)	$—	$15,732	$735,221
Net income	—	—	—	161,564	—	—	—	161,564
Cumulative translation adjustment	—	—	—	—	—	—	15,129	15,129
Issuance of common stock:
Exercise of stock options	934,094	9	4,170	—	—	—	—	4,179
Expense related to employee stock options	—	—	4,426	—	—	—	—	4,426
Excess tax benefit from share-based compensation	—	—	6,662	—	—	—	—	6,662
Vested restricted stock	156,944	2	(2)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	3,142	—	—	—	—	3,142

Balance at December 31, 2007	72,509,511	$725	$581,404	$317,535	$(202)	$—	$30,861	$930,323
Net loss	—	—	—	(85,455)	—	—	—	(85,455)
Cumulative translation adjustment	—	—	—	—	—	—	(18,359)	(18,359)
Issuance of common stock:
Acquisition of AWS	588,292	6	8,848	—	—	—	—	8,854
Acquisition — Double Jack shares	7,234	—	225	—	—	—	—	225
Exercise of stock options	1,238,819	13	12,001	—	—	—	—	12,014
Expense related to employee stock options	—	—	5,436	—	—	—	—	5,436
Excess tax benefit from share-based compensation	—	—	9,144	—	—	—	—	9,144
Vested restricted stock	422,461	4	(4)	—	—	—	—	—
Amortization of non-vested restricted stock	—	—	6,934	—	—	—	—	6,934

Balance at December 31, 2008	74,766,317	$748	$623,988	$232,080	$(202)	$—	$12,502	$869,116

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash provided by:
Net income (loss)	$(85,455)	$161,564	$139,086
Items not affecting cash:
Depreciation and amortization	183,091	135,961	79,813
Deferred income taxes	24,738	38,099	30,907
Impairment loss	272,006	13,094	—
Write-off of deferred financing fees	—	—	170
Loss on sale of discontinued operations	6,935	—	603
Minority interest	—	(569)	(49)
Excess tax benefit from share-based compensation	(9,144)	(6,662)	(2,333)
Non-cash compensation expense	12,370	7,568	4,616
Provision for bad debt expense	4,344	7,277	2,329
Other	5,734	3,391	1,564
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22,433)	(29,255)	(105,203)
Inventory	(10,522)	(11,132)	(11,511)
Prepaid expenses and other current assets	6,376	1,520	(1,201)
Accounts payable	(10,199)	(8,063)	14,819
Accrued liabilities and other	(27,393)	25,710	34,133

Net cash provided by operating activities	350,448	338,503	187,743
Investing activities:
Business acquisitions, net of cash acquired	(180,154)	(50,406)	(369,606)
Additions to property, plant and equipment	(253,815)	(367,659)	(303,922)
Purchase of short-term securities	—	—	(165,000)
Proceeds from sale of short-term securities	—	—	165,000
Proceeds from sale of fixed assets	7,666	9,270	3,355
Collection of notes receivable	2,016	—	—
Proceeds from sale of disposal group	50,150	—	19,310

Net cash used in investing activities	(374,137)	(408,795)	(650,863)
Financing activities:
Issuances of long-term debt	350,115	343,790	608,703
Repayments of long-term debt	(329,282)	(268,769)	(1,053,789)
Repayments of notes payable	(14,001)	(18,846)	(13,589)
Borrowings under senior notes	—	—	650,000
Proceeds from issuances of common stock	12,014	4,179	291,674
Deferred financing fees	—	(373)	(13,956)
Excess tax benefit from share-based compensation	9,144	6,662	2,333

Net cash provided by financing activities	27,990	66,643	471,376
Effect of exchange rate changes on cash	1,165	(2,601)	213

Change in cash and cash equivalents	5,466	(6,250)	8,469
Cash and cash equivalents, beginning of period	13,624	19,874	11,405

Cash and cash equivalents, end of period	$19,090	$13,624	$19,874

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$58,812	$59,164	$35,947
Cash paid for taxes	$71,365	$56,468	$40,132
Significant non-cash investing and financing activities:
Common stock issued for acquisitions	$9,079	$—	$48,783
Assets received as proceeds from sale of disposal group	$7,987	$—	$—
Debt acquired in acquisition	$429	$—	$30,784
Capital expenditures in accrued payables/expenses	$—	$4,895	$—

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.	General:

(a)	Nature of operations:

Complete Production Services, Inc. is a provider of specialized services and products focused on developing hydrocarbon reserves, reducing operating costs and enhancing production for oil and gas companies. Complete Production Services, Inc. focuses its operations on basins within North America and manages its operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, western Canada, Mexico and Southeast Asia.

References to “Complete”, the “Company”, “we”, “our” and similar phrases are used throughout these financial statements and relate collectively to Complete Production Services, Inc. and its consolidated affiliates.

On April 20, 2006, we entered into an underwriting agreement in connection with our initial public offering and became subject to the reporting requirements of the Securities Exchange Act of 1934. On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”. On April 26, 2006, we completed our initial public offering. See Note 12, Stockholders’ Equity.

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

These audited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of December 31, 2008 and 2007 and the statements of operations, the statements of comprehensive income, the statements of stockholders’ equity and the statements of cash flows for each of the three years in the period ended December 31, 2008. We believe that these financial statements contain all adjustments necessary so that they are not misleading. Certain reclassifications have been made to 2006 and 2007 amounts in order to present these results on a comparable basis with amounts for 2008, including a reclassification of certain payroll benefits and related burdens. For the years ended December 31, 2007 and 2006, we reclassified $13,466 and $7,723, respectively, from selling, general and administrative expense to cost of services. This reclassification was made to allocate payroll benefit costs to the cost of services in an effort to insure that these costs and their impact on gross margin were aligned consistently throughout our operating units. In addition, we changed the presentation of capitalized interest at one of our subsidiaries for the year ended December 31, 2007, which resulted in a decrease in interest income and an offsetting decrease in interest expense totaling $1,311. This change had no impact on net interest expense as previously disclosed.

In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Accordingly, we have revised our financial statements for all periods presented to classify the related results of operations of these disposal groups as discontinued operations. See Note 14, Discontinued Operations.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We recognize revenue under service contracts as services are performed. We had no significant unearned revenues associated with long-term service contracts as of December 31, 2008 and 2007.

(d)	Cash and cash equivalents:

Short-term investments with maturities of less than three months are considered to be cash equivalents and are recorded at cost, which approximates fair market value. For purposes of the consolidated statements of cash flows, we consider all investments in highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We invest excess cash in overnight investments which are accounted for as cash equivalents.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible assets, consisting of acquired customer relationships, service marks, non-compete agreements, acquired patents and technology, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over a period of 2 to 10 years depending on the asset’s estimated useful life. The weighted average amortization period for these intangible assets was approximately 4 years as of December 31, 2008.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(j)	Asset retirement obligations:

We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, pursuant to which we would record the fair value of an asset retirement obligation as a liability in the period in which a legal obligation is incurred associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Furthermore, we would record a corresponding asset to depreciate over the contractual term of the underlying asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. There were no significant retirement obligations recorded at December 31, 2008 and 2007.

(k)	Deferred financing costs:

Deferred financing costs associated with long-term debt under revolving credit facilities and senior notes are carried at cost and are expensed over the term of the applicable long-term debt facility or the term of the notes.

(l)	Goodwill:

Goodwill represents the excess of costs over the fair value of the assets and liabilities of businesses acquired. We apply the provisions of SFAS No. 142, which requires an impairment test at least annually or more frequently if indicators of impairment are present, whereby we estimate the fair value of the asset by discounting future cash flows at a projected cost of capital rate. If the fair value estimate is less than the carrying value of the asset, an additional test is required whereby we apply a purchase price analysis consistent with that described in SFAS No. 141. If impairment is still indicated, we would record an impairment loss in the current reporting period for the amount by which the carrying value of the intangible asset exceeds its implied fair value, as described in SFAS No. 142. We recorded an impairment loss for the years ended December 31, 2008 and 2007. See Note 15, Segment Information and Note 2, Significant Accounting Policies — Fair Value Measurement. Based upon this testing, goodwill was not deemed to be impaired during the year ended December 31, 2006.

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

The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, bank operating loans, accounts payable and accrued liabilities, long-term debt, convertible debentures and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At December 31, 2008 and 2007, the fair value of these notes was $409,500 and $627,250, respectively, based on the published closing price.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We have stock-based compensation plans for our employees, officers and directors to acquire common stock. For grants of stock options prior to January 1, 2006, stock options were accounted for under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation expense was recorded if stock options were issued at fair value on the date of grant. Accordingly, we did not recognize compensation expense associated with these stock option grants which would have been required under SFAS No. 123. We adopted SFAS No. 123R on January 1, 2006. Pursuant to SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. We applied the modified-prospective transition method to account for grants of stock options between September 30, 2005, the date of our initial filing with the Securities and Exchange Commission, and December 31, 2005. For stock options granted on or after January 1, 2006, we use the prospective transition method of SFAS No. 123R to account for these grants and record compensation expense. See Note 12, Stockholders’ Equity.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We generally apply fair value valuation techniques on a non-recurring basis associated with: (1) valuing assets and liabilities acquired in connection with business combinations accounted for pursuant to SFAS No. 141; (2) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142; and (3) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144. We generally do not hold trading securities, and we were not party to significant derivative contract arrangements during the years ended December 31, 2008 and 2007. We acquired several businesses during 2008. To determine the fair value of the assets acquired, primarily fixed assets, we obtained assistance from an independent appraiser to compare the value of the assets to comparable assets in the market to determine the fair value as of the date of the acquisition. Furthermore, we applied an income method approach to value identifiable intangible assets associated with these acquisitions including customer relationships, trade names and non-compete agreements. These fixed assets and definite-lived intangible assets were evaluated pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and determined to not be impaired as of December 31, 2008. We evaluated our goodwill and indefinite-lived intangible assets in accordance with the recoverability tests prescribed by SFAS No. 142 as of our annual testing date and determined that goodwill associated with one of our reporting units was deemed to be impaired. However, due a general decline in the overall U.S. debt and equity markets during the fourth quarter of 2008, we determined that a triggering event had occurred as of December 31, 2008, as defined in SFAS No. 142. As such, we performed the impairment testing as of December 31, 2008 and determined that several of our reportable units were deemed to be impaired as of that date.

In performing the two-step goodwill impairment test prescribed by SFAS No. 142, we compared the fair value of each of our reportable units to its carrying value. We estimated the fair value of our reportable units by considering both the income approach and market approach. Under the market approach, the fair value of the reportable unit is based on market multiple and recent transaction values of peer companies. Under the income approach, the fair value of the reportable unit is based on the present value of estimated future cash flows using the discounted cash flow method. The discounted cash flow method is dependent on a number of unobservable inputs including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Based upon this testing, we determined that goodwill associated with reporting units within each of our business segments was impaired, which triggered step two. For step two, we calculated the implied fair value of goodwill and compared it to the carrying amount of that goodwill, by examining the fair value of the tangible and intangible property of these reportable units. The inputs for this model were largely unobservable estimates from management based on historical performance. Due to modifications and the highly customized nature of the property, plant and equipment of this reportable unit, collecting specific market price data to assess the fair value of these assets was not feasible, although general market data was obtained. Thus, the primary source for our assessment of value was based on management’s estimates and projections. The result of this analysis was a calculated goodwill impairment of $272,284, of which $272,006 was recorded as an impairment loss in the accompanying statement of operations at December 31, 2008. This impairment charge was allocated $243,481 to the completion and production services business segment, $27,410 to the drilling services business segment and $1,393 to the products business segment. This impairment was deemed necessary due to an overall decline in oil and gas exploration and production activity in late 2008 and relatively low activity expected during the short-term. We intend to continue to hold our investment in these reportable units for the foreseeable future.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tabular presentation is presented in accordance with SFAS No. 157 for quantitative presentation of our significant fair value measurements at December 31, 2008:

		Quoted Prices in
	Carrying Value	Active Markets for	Significant Other	Significant
	Prior to Impairment	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
Description	Charge	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	613,876	—	—	$341,592	$(272,284)

	613,876	—	—	$341,592	$(272,284)

In accordance with SFAS No. 142, goodwill with a carrying amount of $613,876 was written down to its implied fair value of $341,592, resulting in an impairment charge of $272,284, of which $272,006 was recorded as an impairment loss and $277 was recorded as a charge to cumulative translation adjustment in the accompanying balance sheet as of December 31, 2008. For the year ended December 31, 2007, we recorded an impairment charge of $13,360, of which $13,094 was recorded as an impairment loss and $266 was recorded as a charge to cumulative translation adjustment in the accompanying balance sheet as of December 31, 2007.

3.	Business combinations:

(a)	Acquisitions During the Year Ended December 31, 2008:

During the year ended December 31, 2008, we acquired substantially all the assets or all of the equity interests in four oilfield service companies, for $180,154 in cash, resulting in goodwill of $71,209. Several of these acquisitions are subject to final working capital adjustments.

(i) On February 29, 2008, we acquired substantially all of the assets of KR Fishing & Rental, Inc. (“KR Fishing & Rental”) for $9,464 in cash, resulting in goodwill of $6,411. KR Fishing & Rental, Inc. is a provider of fishing, rental and foam unit services in the Piceance Basin and the Raton Basin, and is located in Rangely, Colorado. We believe this acquisition complements our completion and production services business in the Rocky Mountain region.

(ii) On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc. (“Frac Source”), a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62,359 million in cash, net of cash acquired, which includes a working capital adjustment of $1,600 and recorded goodwill of $15,431. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We spent an additional $20,000 in 2008 on capital equipment related to these contracted frac fleets. Thus, our total investment in this operation was approximately $82,400. We believe this acquisition expands our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.

(iii) On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC (“TSWS”), a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57,163 in cash, and prepaid an additional $1,000 related to an employee retention bonus pool. We also recorded goodwill totaling $21,911. The purchase price allocation associated with this acquisition has not yet been completed. We believe this acquisition extends our geographic reach into the Haynesville Shale area.

(iv) On October 4, 2008, we acquired substantially all of the assets of Appalachian Well Services, Inc. and its wholly-owned subsidiary (“AWS”), each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, and includes a service

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $50,168 in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We expect to invest an additional $6,500 to complete a frac fleet at this location and have an option to purchase real property for approximately $600. In addition, we have entered into an agreement under which we may be required to pay up to an additional $5,000 in cash consideration during the earn-out period which extends through 2010, based upon the results of operations of various service lines acquired. The purchase price allocation associated with this acquisition has not yet been finalized. We recorded goodwill of approximately $27,456 associated with this acquisition. We believe this acquisition creates a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Shale.

We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment. The following table summarizes our preliminary purchase price allocations for these acquisitions as of December 31, 2008, several of which are yet to be finalized:

	KR Fishing	Frac
	& Rental	Source	TSWS	AWS	Totals

Net assets acquired:
Property, plant and equipment	$2,673	$41,172	$28,852	$24,140	$96,837
Non-cash working capital	50	(2,085)	1,000	3,226	2,191
Intangible assets	330	6,810	6,400	4,200	17,740
Deferred tax asset	—	1,031	—	—	1,031
Goodwill	6,411	15,431	21,911	27,456	71,209

Net assets acquired	$9,464	$62,359	$58,163	$59,022	$189,008

Consideration:
Cash, net of cash and cash equivalents acquired	$9,464	$62,359	$58,163	$50,168	$180,154
Debt assumed in acquisition	—	—	—	8,854	8,854

Total consideration	$9,464	$62,359	$58,163	$59,022	$189,008

The purchase price of each of the businesses that we acquire is negotiated as an arm’s length transaction with the seller. We generally evaluate acquisition targets based on an earnings multiple approach, whereby we consider precedent transactions which we have undertaken and those of others in our industry.

In accordance with SFAS No. 157, we determined the fair value of assets and liabilities acquired through these business acquisitions as of the acquisition date by retaining third-party consultants to perform valuation techniques related to identifiable intangible assets and to evaluate property, plant and equipment acquired based upon, at minimum, the replacement cost of the assets. Working capital items were deemed to be acquired at fair market value. Of the total intangible assets acquired, $14,010 related to customer relationship intangibles determined by applying an income approach over the expected term, allowing for customer attribution at an assumed rate. We considered these factors when determining the goodwill impairment recorded at December 31, 2008 pursuant to SFAS No. 142. Of the businesses acquired in 2008, an insignificant portion of the goodwill associated with the acquisitions of TSWS and AWS was deemed impaired at December 31, 2008.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

(b)	Acquisitions During the Year Ended December 31, 2007:

During the year ended December 31, 2007, we acquired substantially all the assets or all of the equity interests in six oilfield service businesses, and the remaining 50% interest in our Canadian joint venture, for $49,691 in cash, resulting in goodwill of $19,391. Several of these acquisitions were subject to final working capital adjustments. These acquisitions in 2007 were as follows:

(v) On January 4, 2007, we acquired substantially all of the assets of a company located in LaSalle, Colorado, which provides frac tank rental and fresh water hauling services to customers in the Wattenburg Field of the DJ Basin, which supplements our fluid handling and rental business in the Rocky Mountain region.

(vi) On February 28, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which provides fluid handling and fresh frac water heating services to customers in the Wattenburg Field of the DJ Basin, which also supplements our fluid handling business in the Rocky Mountain region.

(vii) On April 1, 2007, we acquired substantially all of the assets of a company located in Borger, Texas, which provides fluid handling and disposal services to customers in the Texas panhandle. We believe this acquisition complements certain operations that we acquired in 2006 within the Texas panhandle area and broadens our ability to provide fluid handling and disposal services throughout the Mid-continent region.

(viii) On June 8, 2007, we acquired all the membership interests in a business located in Rangely, Colorado, which provides rig workover and roustabout services to customers in the Rangely Weber Sand Unit and northern Piceance Basin area. This acquisition expands our geographic reach in the northern Piceance Basin, expands our workover rig capabilities and provides a beneficial customer relationship.

(ix) On October 18, 2007, we acquired all of the outstanding common stock of a company located in Kilgore, Texas, which provides remedial cement and acid services used in pressure pumping operations to customers throughout the east Texas region. This acquisition supplements our pressure pumping business and expands our presence in east Texas.

(x) On November 30, 2007, we acquired substantially all of the assets of a company located in Greeley, Colorado, which is an e-line service provider to customers in the Wattenberg Field of the DJ Basin. This acquisition supplements our completion and production services business in the Rocky Mountain region.

(xi) On December 31, 2007, we acquired the remaining 50% interest in our joint venture in Canada for approximately $1,600. This transaction resulted in a decrease in goodwill of $595, as the amount paid was less than the minority interest liability related to this operation just prior to the acquisition. This company provides optimization services in the Canadian market.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We accounted for these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for each of these acquisitions were included in our accounts and results of operations since the date of acquisition, and goodwill associated with these acquisitions was allocated entirely to the completion and production services business segment. We do not deem these acquisitions to be significant to our consolidated operations for the year ended December 31, 2007. The following table summarizes our purchase price allocations for these acquisitions as of December 31, 2007:

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

(c)	Acquisitions During the Year Ended December 31, 2006:

(i)	Outpost Office Inc. (“Outpost”):

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

On August 31, 2006, we acquired all the outstanding common stock of Scientific Microsystems, Inc., for $2,900 in cash at closing and an additional $200 final working capital adjustment, and recorded goodwill totaling

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

$1,774. SMI is located in Waller, Texas, and is a manufacturer of a conventional line of plunger lift systems and related controllers, and a provider of related engineering services. In 2007, we paid $800 pursuant to an earn-out agreement with the former owners of SMI, based upon certain defined operating targets for the period from the date of acquisition through September 30, 2007. We included SMI in our completion and production services business segment. We believe the artificial lift systems manufactured by SMI complements our proprietary Pacemaker Plungertm product.

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

On October 13, 2006, we acquired substantially all the assets of Brothers Industries, Ltd., Brothers Well Service, Ltd., Brothers Trucking Service, Ltd., Brothers Supply Company, Ltd., and BWS Vacuum Service, Ltd., collectively the Brothers Industries Group of Companies (“Brothers”) for $6,936 in cash and we recorded goodwill totaling $2,859. Brothers is located in El Campo, Texas, and provides various completion and production services, and has supply store operations. We included the accounts of Brothers in our completion and production services business segment from the date of acquisition. We believe this acquisition supplements our completion and production services business in the Texas region and expands our availability of products throughout the geographic regions we serve.

(xiv)	Femco Group of Companies (“Femco”):

On October 19, 2006, we acquired substantially all the assets of Femco Services, Inc., R&S Propane, Inc. and Webb Dozer Service, Inc. (collectively, “Femco”), a group of companies located in Lindsay, Oklahoma for $35,991 in cash, and we recorded goodwill totaling $11,189. Femco provides fluid handling, frac tank rental, propane distribution and fluid disposal services throughout southern central Oklahoma. We included the accounts of Femco

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

in our completion and production services business segment from the date of acquisition. We believe this acquisition expands our presence in the Fayetteville Shale and enhances our completion and production services business in the Mid-continent region.

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

We calculated the pro forma impact of the businesses we acquired on our operating results for the years ended December 31, 2008 and 2007. The following pro forma results give effect to each of these acquisitions, assuming that each occurred on January 1, 2008 and 2007, as applicable.

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

	Pro Forma Results
	For the Year Ended
	December 31,
	2008	2007

Revenue	$1,905,518	$1,587,040
Income before taxes and minority interest	$4,244	$245,693
Net income (loss) from continuing operations	$(74,090)	$156,535
Net income (loss)	$(78,949)	$167,978
Earnings (loss) per share:
Basic	$(1.07)	$2.33

Diluted	$(1.07)	$2.29

4.	Accounts receivable:

	2008	2007

Trade accounts receivable	$292,777	$251,361
Related party receivables(a)	11,631	8,048
Unbilled revenue	39,749	41,334
Notes receivable	283	3,378
Other receivables	4,889	7,048

	349,329	311,169
Allowance for doubtful accounts	5,976	5,487

	$343,353	$305,682

(a)	See Note 19, Related Party Transactions.

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged	or	End of
Year Ended	of Period	to Expense	Adjustments	Period

2008	$5,487	$4,344	$(3,855)	$5,976
2007	$2,181	$6,613	$(3,307)	$5,487
2006	$1,872	$2,102	$(1,793)	$2,181

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Inventory:

	2008	2007

Finished goods	$20,915	$22,235
Manufacturing parts, materials and fuel	16,353	9,055
Work in process	5,333	257

	42,601	31,547
Inventory reserves	710	1,670

	$41,891	$29,877

6.	Property, plant and equipment:

		Accumulated	Net Book
December 31, 2008	Cost	Depreciation	Value

Land	$10,078	$—	$10,078
Building	20,155	2,097	18,058
Field equipment	1,314,104	359,385	954,719
Vehicles	152,297	49,826	102,471
Office furniture and computers	16,069	6,736	9,333
Leasehold improvements	23,679	3,193	20,486
Construction in progress	51,308	—	51,308

	$1,587,690	$421,237	$1,166,453

		Accumulated	Net Book
December 31, 2007	Cost	Depreciation	Value

Land	$9,259	$—	$9,259
Building	17,667	1,545	16,122
Field equipment	1,049,761	237,481	812,280
Vehicles	91,853	20,550	71,303
Office furniture and computers	12,391	4,212	8,179
Leasehold improvements	16,368	1,588	14,780
Construction in progress	81,267	—	81,267

	$1,278,566	$265,376	$1,013,190

Construction in progress at December 31, 2008 and 2007 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the years ended December 31, 2008 and 2007, we recorded capitalized interest of $4,458 and $3,922, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Intangible assets:

		As of December 31, 2008			As of December 31, 2007
		Historical	Accumulated	Net Book	Historical	Accumulated	Net Book
Description	Term	Cost	Amortization	Value	Cost	Amortization	Value
	(In months)

Patents and trademarks	60 to 120	$5,448	$864	$4,584	$4,026	$937	$3,089
Contractual agreements	24 to 120	10,555	5,284	5,271	9,150	3,621	5,529
Customer lists and other	36 to 60	17,244	3,837	13,407	3,192	1,204	1,988

Totals		$33,247	$9,985	$23,262	$16,368	$5,762	$10,606

We recorded amortization expense associated with intangible assets of continuing operations totaling $5,248, $2,918 and $1,662 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect to record amortization expense associated with these intangible assets for the next five years approximating: 2009 — $5,782; 2010 — $7,630; 2011 — $5,123; 2012 — $3,000; and 2013 — $1,619.

8.	Deferred financing costs:

		Accumulated	Net
	Cost	Amortization	Book Value

December 31, 2008
Deferred financing costs	$16,649	$4,186	$12,463

December 31, 2007
Deferred financing costs	$16,649	$2,455	$14,194

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

9.	Taxes:

Tax expense (benefit) from continuing operations consisted of:

	2008	2007	2006

Domestic:
Current income taxes	$44,754	$43,687	$38,107
Deferred income taxes	24,738	38,786	27,138

	69,492	82,473	65,245
Foreign:
Current income taxes	9,256	7,148	3,585
Deferred income taxes (benefit)	(4,180)	(2,770)	1,686

	5,076	4,378	5,271

Tax expense — continuing operations	$74,568	$86,851	$70,516

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We operate in several tax jurisdictions. A reconciliation of the U.S. federal income tax rate of 35% for the years ended December 31, 2008, 2007 and 2006 to our effective income tax rate follows:

	2008	2007	2006

Expected provision for taxes:	$(2,110)	$82,728	$68,412
Increase (decrease) resulting from foreign tax rate differential	280	2,626	(1,756)
(Increase) decrease in foreign deferred taxes	746	(760)	—
State taxes, net of federal benefit	5,021	6,501	4,995
Non-deductible expenses	70,619	(2,296)	(1,282)
Other, net	12	(1,948)	147

Tax expense — continuing operations	$74,568	$86,851	$70,516

The net deferred income tax liability from continuing operations was comprised of the tax effect of the following temporary differences:

	2008	2007

Deferred income tax assets:
Net operating loss	$1,746	$445
Goodwill and intangible assets	5,086	—
Accrued liabilities and other	8,089	3,500
Stock-based compensation costs	5,105	3,843

	20,026	7,788
Less valuation allowance	(270)	(290)

	19,756	7,498

Deferred income tax liabilities:
Property, plant and equipment	(153,148)	(119,182)
Goodwill	—	(10,417)
Other	(14,256)	(4,720)

	(167,404)	(134,319)

Net deferred income tax liability	$(147,648)	$(126,821)

The net deferred income tax liability consisted of:

	2008	2007

Domestic	$(143,793)	$(119,055)
Foreign	(3,855)	(7,766)

	$(147,648)	$(126,821)

Net operating loss carryforwards are included in the determination of our deferred tax asset at December 31, 2008. We will need to generate future taxable income of approximately $5,465 in order to fully utilize our net operating loss carryforwards.

We had U.S. loss carryforwards of $2,535 at December 31, 2008 and no U.S. loss carryforwards at December 31, 2007. We have a $2,930 foreign non-capital loss carryforward at December 31, 2008, compared to $1,534 at December 31, 2007.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

No deferred income taxes were provided on $11,989 of undistributed earnings of foreign subsidiaries as of December 31, 2008, as we intend to indefinitely reinvest these funds. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual distribution of these earnings after consideration of available foreign tax credits.

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

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities. Based upon this examination, we determined that the aggregate exposure under FIN 48 did not have a material impact on our financial statements during the years ended December 31, 2008 and 2007. Therefore, we have not recorded an adjustment to our financial statements related to the adoption of FIN 48. We will continue to evaluate our tax positions in accordance with FIN 48, and recognize any future impact under FIN 48 as a charge to income in the applicable period in accordance with the standard. Our tax filings for tax years 2005 to 2007 remain open for examination by taxing authorities.

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations. We did not record any significant amounts related to penalties and interest during the years ended December 31, 2008, 2007 and 2006.

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

On January 5, 2006, we entered into a note agreement with our insurance broker to finance our annual insurance premiums for the policy year beginning December 1, 2005 through November 30, 2006. As of December 31, 2005, we recorded a note payable totaling $14,584 and an offsetting prepaid asset which included a broker’s fee. We amortized the prepaid asset to expense over the policy term, and incurred finance charges totaling $268 as interest expense related to this arrangement during 2006. This policy was renewed for the policy term

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

beginning December 1, 2006 through November 30, 2007, pursuant to which we recorded a note payable and an offsetting prepaid asset totaling $17,087 as of December 31, 2006, which included a broker’s fee. Of this liability, $10,190 was paid on January 5, 2007, and the remainder was paid during the policy term. We entered into a new note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee. Of this prepaid asset, we recorded $3,257 as a long-term asset at December 31, 2007. At December 31, 2008, this note balance totaled $1,353 and was classified as a current liability.

11.	Long-term debt:

The following table summarizes long-term debt as of December 31, 2008 and 2007:

	2008	2007

U.S. revolving credit facility(a)	$186,000	$160,000
Canadian revolving credit facility(a)	7,495	12,219
8% senior notes(b)	650,000	650,000
Subordinated seller notes(c)	3,450	3,450
Capital leases and other(d)	700	714

	847,645	826,383
Less: current maturities of long-term debt and capital leases	3,803	398

	$843,842	$825,985

(a)	We maintain a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provides for a $360,000 U.S. revolving credit facility that matures in 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in 2011. The U.S. revolving credit facility includes a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars, Pounds Sterling, Euros and other currencies approved by the lenders.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0; and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of December 31, 2008.

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

All borrowings outstanding under the term loan portion of the amended Credit Agreement bore interest at 7.66% through 2006 until the term loan was retired in December 2006. There were no borrowings outstanding under the term loan portion of the facility at December 31, 2008 and 2007. Borrowings under the U.S. revolving facility bore interest at 3.50% and the Canadian revolving credit facility bore interest at rates ranging from 3.75% to 4.00%, or a weighted average of 3.80% at December 31, 2008. For the years ended December 31, 2008 and 2007, the weighted average interest rates on average borrowings under the amended Credit Facility were approximately 3.92% and 6.56%, respectively. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $37,699 which reduced the available borrowing capacity as of December 31, 2008. We incurred fees of 1.25% of the total amount outstanding under letter of credit arrangements through December 31, 2008. Our available borrowing capacity under the U.S. and Canadian revolving facilities at December 31, 2008 was $136,301 and $32,505, respectively.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. The notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15, of each year, commencing on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) limit our ability to purchase or redeem stock or subordinated debt; (6) limit our ability to enter into transactions with affiliates; (7) limit our ability to merge with or into other companies or transfer all or substantially all of our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium. We used the net proceeds from this note issuance to repay all outstanding borrowings under the term loan portion of our credit facility which totaled

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

approximately $415,800, to repay all of the outstanding indebtedness assumed in connection with the acquisition of Pumpco which totaled approximately $30,250 and to repay approximately $192,000 of the outstanding indebtedness under the U.S. revolving credit portion of the credit facility. We paid semi-annual interest payments of $26,000 on June 15 and December 15, 2008 related to these notes, and $27,300 and $26,000 on June 15, 2007 and December 31, 2007, respectively.

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

(d)	Included in other outstanding debt at December 31, 2008 was: (1) capital leases totaling $436 which are collateralized by specific assets and bear interest at various rates averaging approximately 8.0% for the years ended December 31, 2008 and 2007; (2) a $145 mortgage loan related to property in Wyoming, which requires annual principal payments of approximately $60, accrues interest at 6.0% and matures in 2012; and (3) loans totaling $119 related to equipment purchases with terms a term of 5 years extending through 2009.

At December 31, 2008, principal maturities under our long-term debt facilities (including capital leases) for the next five years were: 2009 — $3,803; 2010 — $266; 2011 — $193,576; 2012 — $0; and 2013 — $0. Our senior notes mature in 2016, at a face value of $650,000.

12.	Stockholders’ equity:

(a)	Authorized Share Capital:

On September 12, 2005, our authorized share capital was increased to 200,000,000 shares of common stock from 24,000,000 shares of common stock with par value of $0.01 per share and to 5,000,000 shares of preferred stock from 1,000 shares of preferred stock with a par value of $0.01 per share.

(b)	Initial Public Offering:

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the pro forma impact of our initial public offering on earnings per share for the year ended December 31, 2006, assuming the 13,000,000 shares had been issued on January 1, 2006. No pro forma adjustments have been made to net income as reported.

2006

Net income as reported	$139,086
Basic earnings per share, as reported:
Continuing operations	$1.90
Discontinued operations	$0.21

$2.11

Basic earnings per share, pro forma:
Continuing operations	$1.79
Discontinued operations	$0.20

$1.99

Diluted earnings per share, as reported:
Continuing operations	$1.84
Discontinued operations	$0.20

$2.04

Diluted earnings per share, pro forma:
Continuing operations	$1.73
Discontinued operations	$0.20

$1.93

(c)	Stock-based Compensation:

We maintain each of the option plans previously maintained by our predecessor companies. Under the three option plans, stock-based compensation could be granted to employees, officers and directors to purchase up to 2,540,485 common shares, 3,003,463 common shares and 986,216 common shares, respectively. The exercise price of each option is based on the fair value of the individual company’s stock at the date of grant. Options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date. Upon exercise of stock options, we issue our common stock.

In November 2006, we assumed the stock option plan of Pumpco, which included 145,000 outstanding employee stock options at an exercise price of $5.00 per share. The exercise price of these stock options was $5.00 per share, which was below market price at the date of grant pursuant to the agreed-upon conversion rate negotiated as part of the acquisition. These options vest ratably over a three-year term. Upon exercise of these Pumpco stock options, we issue shares of our common stock.

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

value method prescribed by APB No. 25, whereby no compensation expense is recognized for stock-based compensation grants that have an exercise price equal to the fair value of the stock on the date of grant.

(ii)	Employee Stock Options Granted Between October 1, 2005 and December 31, 2005:

For grants of stock-based compensation between October 1, 2005 and December 31, 2005 (prior to adoption of SFAS No. 123R), we have utilized the modified prospective transition method to record expense associated with these stock-based compensation instruments. Under this transition method, beginning January 1, 2006, we began to recognize expense related to these option grants over the applicable vesting period, with expense calculated by applying a Black-Scholes pricing model with the following assumptions: risk-free rate of 4.23% to 4.47%; expected term of 4.5 years and no dividend rate. The weighted average fair value of these option grants was $2.05 per share.

For the years ended December 31, 2008, 2007 and 2006, the compensation expense recognized related to these stock options was $270, $307 and $307, respectively, which reduced net income by $174, $200 and $195, respectively. There was no impact on basic and diluted earnings per share from continuing operations as reported for the years ended December 31, 2008, 2007 and 2006 attributable to the compensation expense recognized related to these stock options. These awards were 100% vested at December 31, 2008.

(iii)	Employee Stock Options Granted On or After January 1, 2006:

For grants of stock-based compensation on or after January 1, 2006, we apply the prospective transition method under SFAS No. 123R, whereby we recognize expense associated with new awards of stock-based compensation ratably, as determined using a Black-Scholes pricing model, over the expected term of the award.

During the years ended December 31, 2008 and 2007, the Compensation Committee of our Board of Directors authorized the grant of 368,596 and 885,700 employee stock options, respectively, 605,176 and 79,110 non-vested restricted shares issuable to our officers and employees, respectively. These stock options and non-vested shares were issued pursuant to this authorization in the respective years. Stock option grants in 2008 had an exercise price which ranged from $8.16 to $34.19 per share. Stock option grants in 2007 had an exercise price which ranged from $17.67 to $27.11 per share. The exercise price represented the fair market value of the shares on the date of grant. These stock option grants vest ratably over a three- to four-year term. Additionally, the directors received grants of stock based compensation during 2008 and 2007, which included 40,000 stock options granted in each of these years which vest ratably over a three-year period. In addition, the directors received 13,456 shares of non-vested restricted stock that vest 100% on May 22, 2009 and 17,144 shares of non-vested restricted stock that vested 100% on May 24, 2008. The fair value of this stock-based compensation was determined by applying a Black-Scholes option pricing model based on the following assumptions:

For the Year Ended December 31,
Assumptions:	2008	2007

Risk-free rate	0.68% to 3.24%	4.16% to 4.98%
Expected term (in years)	2.2 to 5.1	2.2 to 5.1
Volatility	17% to 27%	29% to 38%
Calculated fair value per option	$1.33 to $6.75	$4.21 to $9.33

The weighted average fair values of 2008, 2007 and 2006 stock option grants were $4.62, $6.14 and $9.46, respectively.

We completed our initial public offering in April 2006. Prior to the second quarter of 2008, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted prior to the second quarter of 2008. For stock options granted during or after the second quarter of 2008, we calculated an

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

average volatility factor for our common stock for the period from April 21, 2006 through the respective quarter end. These volatility calculations were used to compute the calculation of the fair market value of these stock option grants during the last three quarters of 2008.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $15,407 related to our stock option grants made after January 1, 2006. For the years ended December 31, 2008, 2007 and 2006, we have recognized expense related to these stock option grants totaling $5,166, $4,118 and $1,498, respectively, which represents a reduction of net income before taxes and minority interest. The impact on net income was a reduction of $3,332, $2,677 and $956, respectively. The unrecognized compensation costs related to the non-vested portion of these awards was $4,486 as of December 31, 2008 and will be recognized over the applicable remaining vesting periods.

The non-vested restricted shares were granted at fair value on the date of grant. If the restricted non-vested shares are not forfeited, we will recognize compensation expense related to our 2008, 2007 and 2006 grants to officers and employees totaling $14,025, $1,600 and $1,555, respectively, over the three-year vesting period, our grants to directors in 2008, 2007 and 2006 totaling $402, $450 and $400, respectively, over a twelve-month vesting period.

The following tables provide a roll forward of stock options from December 31, 2005 to December 31, 2008 and a summary of stock options outstanding by exercise price range at December 31, 2008:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price

Balance at December 31, 2005	3,512,444	$5.42
Granted	1,008,900	$21.19
Exercised	(506,406)	$3.52
Cancelled	(150,378)	$8.41

Balance at December 31, 2006	3,864,560	$9.67
Granted	925,700	$20.19
Exercised	(934,095)	$4.40
Cancelled	(125,404)	$17.06

Balance at December 31, 2007	3,730,761	$13.36
Granted	408,596	$17.90
Exercised	(1,238,819)	$9.70
Cancelled	(154,026)	$20.11

Balance at December 31, 2008	2,746,512	$15.33

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	December 31,	Remaining	Exercise	December 31,	Remaining	Exercise
Range of Exercise Price	2008	Life (Months)	Price	2008	Life (months)	Price

$2.00	53,565	7	$2.00	53,565	7	$2.00
$4.48 - $4.80	59,262	13	$4.78	59,262	13	$4.78
$5.00	127,865	46	$5.00	82,032	42	$5.00
$6.69 - $8.16	604,233	76	$6.71	448,222	74	$6.69
$11.66	288,755	81	$11.66	288,755	81	$11.66
$15.90	345,000	109	$15.90	—	—	—
$17.60 - $19.87	661,520	97	$19.83	142,605	97	$19.80
$22.55 - $24.07	504,312	88	$23.95	264,311	88	$23.96
$26.26 - $27.11	45,000	101	$26.35	15,000	101	$26.35
$29.88	40,000	113	$29.88	—	—	—
$34.19	17,000	114	$34.19	—	—	—

	2,746,512	85	$15.33	1,353,752	74	$12.35

The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $24,063 and $16,636, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at December 31, 2008 was $1,442. Assuming all stock options outstanding at December 31, 2008 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $1,805.

(d)	Amended and Restated 2001 Stock Incentive Plan:

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

(e)	2008 Incentive Award Plan:

In March 2008, upon the recommendation of the Compensation Committee and subject to approval by stockholders, our Board of Directors approved the Complete Production Services, Inc. 2008 Incentive Award Plan, which was intended to succeed the Amended and Restated 2001 Stock Incentive Plan, pursuant to which, 2,500,000 shares of common stock were authorized for future issuance to our directors, officers and employees in conjunction with stock-based compensation arrangements. On May 22, 2008, stockholders owning more than a majority of the shares of our common stock adopted the 2008 Stock Incentive Plan. We subsequently filed a registration statement on Form S-8 and made grants to our directors, officers and employees. The 2008 Stock Incentive Plan provides that forfeitures under the Amended and Restated 2001 Stock Incentive Plan will become available for issuance under the 2008 Stock Incentive Plan.

(f)	Non-vested Restricted Stock:

In accordance with SFAS No. 123R, we do not present deferred compensation as a contra-equity account, but rather present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At December 31, 2008 and 2007, amounts not yet recognized related to non-vested stock totaled $10,080 and $2,977, respectively, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $9,293 and $1,248 related to grants

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

made in 2008 and 2007, respectively. Compensation expense associated with these grants of non-vested stock is determined as the fair value of the shares on the date of grant, and recognized ratably over the applicable vesting periods. We recognized compensation expense associated with non-vested restricted stock totaling $6,934, $3,142 and $2,738 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the change in non-vested restricted stock from December 31, 2005 to December 31, 2008:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price

Balance at December 31, 2005	786,170	$5.74
Granted	145,643	$22.79
Vested	(213,996)	$7.53
Forfeited	(27,744)	$8.39

Balance at December 31, 2006	690,073	$8.67
Granted	96,254	$21.30
Vested	(156,944)	$12.93
Forfeited	(3,512)	$23.50

Balance at December 31, 2007	625,871	$9.46
Granted	618,632	$23.32
Vested	(422,461)	$9.94
Forfeited	(32,851)	$12.47

Balance at December 31, 2008	789,191	$19.95

(g)	Common Shares Issued for Acquisitions:

On November 8, 2006, we issued 1,010,566 shares of our common stock as purchase consideration for Pumpco. See Note 19, Related Party Transactions. In connection with this issuance, we recorded common stock and additional paid-in capital totaling $21,424, an issuance price of $21.20 per share which was the closing price of our common stock on November 8, 2006. The number of shares issued was calculated based upon the determined market value of Pumpco’s common stock and the agreed-upon purchase price negotiated with the seller.

On October 4, 2008, we issued 588,292 unregistered shares of our $0.01 par value common stock as a portion of the purchase consideration for Appalachian Well Service, Inc. and its wholly owned subsidiary. See Note 3, Business combinations. In connection with this issuance, we recorded common stock and additional paid-in capital totaling $8,854, an issuance price of $15.04 per share, based on an average of the closing and opening price of our common stock on the business day proceeding and following the acquisition date. The number of shares issued was calculated based upon the agreed-upon purchase price negotiated with the seller.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

13.	Earnings per share:

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock, contingent shares, stock warrants and convertible debentures, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Weighted average basic common shares outstanding	73,600	71,991	65,843
Effect of dilutive securities:
Employee stock options	—	1,078	1,613
Non-vested restricted stock	—	283	313
Contingent shares(a)	—	—	306

Weighted average diluted common and potential common shares outstanding	73,600	73,352	68,075

(a)	Contingent shares represent potential common stock issuable to the former owners of Parchman and MGM pursuant to the respective purchase agreements based upon 2005 operating results. On March 31, 2006, we calculated and issued the actual shares earned totaling 1,214 shares.

For the year ended December 31, 2008, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the years ended December 31, 2008, 2007 and 2006. If these potential common shares were included, the impact would have been a decrease in weighted average shares outstanding of 1,245,148 shares, 231,233 shares and 41,555 shares, respectively, for the years ended December 31, 2008, 2007 and 2006.

14.	Discontinued operations:

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

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes operating results for this disposal group for the periods indicated:

	Period
	January 1, 2008
	through	Year Ended	Year Ended
	May 19,	December 31,	December 31,
	2008	2007	2006

Revenue	$59,553	$159,794	$127,813
Income before taxes	$3,330	$18,333	$19,619
Net income (loss) before loss on disposal in 2008	$2,076	$11,443	$12,247
Net income (loss)	$(4,859)	$11,443	$12,247

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The captions related to discontinued operations in the accompanying balance sheet at December 31, 2007 included the following account balances:

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

$2,085

In August 2006, our Board of Directors authorized and committed to a plan to sell certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, which includes certain assets located in south Texas. Although this sale did not represent a material disposition of assets relative to our total assets, the disposal group did represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for the accompanying statements of operations for the year ended December 31, 2006. We ceased depreciating the assets of this disposal group in September 2006 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $100.

On October 31, 2006, we completed the sale of the disposal group for $19,310 in cash and a $2,000 Canadian dollar denominated note (an equivalent of 1,715 U.S. dollars at December 31, 2006) which matures on October 31, 2009 and accrues interest at a specified Canadian bank prime rate plus 1.50% per annum. The carrying value of the related net assets was $21,705 on October 31, 2006. We recorded a loss of $603 associated with the sale of this disposal group, which represents the excess of the sales price over the carrying value of the assets less selling costs, the benefit of a transaction gain related to a release of cumulative translation adjustment associated with this business, and a charge of approximately $1,000 related to capital tax in Canada. We sold this disposal group to Paintearth Energy Services, Inc., an oilfield service company located in Calgary, Alberta, Canada, that employs two

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

of our former employees as key managers. The sales agreement allowed Paintearth Energy Services, Inc. to use our subsidiary’s trade name for a period of 120 days from November 1, 2006 through February 28, 2007. Proceeds from the sale of this disposal group were used to repay outstanding borrowings under the Canadian revolving portion of our credit facility. In January 2009, we amended the note issued in conjunction with the sale of this disposal group. See Note 24, Subsequent events.

Operating results for this disposal group for the period January 1, 2006 through October 31, 2006, excluding the loss on the sale of the disposal group, were as follows:

Period
January 1, 2006
through
October 31,
2006

Revenue	$37,292
Income before taxes and minority interest	$3,393
Net income before loss on disposal in 2006	$2,406
Net income	$1,803

15.	Segment information:

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

We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2008, 2007 and 2006. Inter-segment transactions are accounted for on a cost recovery basis.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total

Year Ended December 31, 2008
Revenue from external customers	$1,545,348	$234,104	$59,102	$—	$1,838,554
Inter-segment revenues	$576	$860	$30,358	$(31,794)	$—
EBITDA, as defined	$473,376	$58,743	$12,677	$(38,293)	$506,503
Depreciation and amortization	$156,198	$19,961	$2,537	$2,401	$181,097
Impairment charge	$243,203	$27,410	$1,393	$—	$272,006

Operating income (loss)	$73,975	$11,372	$8,747	$(40,694)	$53,400
Capital expenditures	$211,687	$34,253	$6,244	$1,631	$253,815
As of December 31, 2008
Segment assets	$1,639,399	$251,015	$52,048	$52,415	$1,994,877
Year Ended December 31, 2007
Revenue from external customers	$1,242,314	$212,272	$40,857	$—	$1,495,443
Inter-segment revenues	$1,148	$2,223	$38,715	$(42,086)	$—
EBITDA, as defined	$398,628	$61,418	$9,943	$(28,136)	$441,853
Depreciation and amortization	$112,836	$14,572	$2,064	$1,881	$131,353
Impairment charge	$13,094	$—	$—	$—	$13,094

Operating income (loss)	$272,698	$46,846	$7,879	$(30,017)	$297,406
Capital expenditures	$305,940	$60,259	$4,323	$2,032	$372,554
As of December 31, 2007
Segment assets	$1,651,653	$287,563	$89,492	$26,051	$2,054,759
Year Ended December 31, 2006
Revenue from external customers	$860,508	$194,517	$29,586	$—	$1,084,611
Inter-segment revenues	$136	$1,684	$39,920	$(41,740)	$—
EBITDA, as defined	$252,621	$70,428	$8,536	$(20,922)	$310,663
Depreciation and amortization	$64,393	$9,069	$834	$1,606	$75,902
Write-off of deferred financing fees	$—	$—	$—	$(170)	$(170)

Operating income (loss)	$188,228	$61,359	$7,702	$(22,358)	$234,931
Capital expenditures	$234,380	$57,853	$9,349	$2,340	$303,922
As of December 31, 2006
Segment assets	$1,369,906	$245,806	$96,537	$28,075	$1,740,324

Inter-segment sales in 2008, 2007 and 2006 were largely due to service work performed and drilling rigs assembled by a subsidiary in the product sales business segment that sold such services and rigs to a subsidiary in the drilling services business segment as well as other subsidiaries primarily in the completion and production services business segment.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles segment information for our business segments as originally reported for the years ended December 31, 2007 and 2006, to the information revised for discontinued operations:

	Original	Discontinued	Revised
	Presentation	Operations	Presentation

Year Ended December 31, 2007
Completion and production services:
Revenue from external customers	$1,262,100	$19,786	$1,242,314

EBITDA, as defined	$404,893	$6,265	$398,628
Depreciation and amortization	114,139	1,303	112,836
Impairment charge	13,094	—	13,094

Operating income	$277,660	$4,962	$272,698

Drilling services:
Revenue from external customers	$240,377	$28,105	$212,272

EBITDA, as defined	$69,628	$8,210	$61,418
Depreciation and amortization	17,023	2,451	14,572

Operating income	$52,605	$5,759	$46,846

Product Sales:
Revenue from external customers	$152,760	$111,903	$40,857

EBITDA, as defined	$18,443	$8,500	$9,943
Depreciation and amortization	2,918	854	2,064

Operating income	$15,525	$7,646	$7,879

Year Ended December 31, 2006
Completion and production services:
Revenue from external customers	$873,493	$12,985	$860,508

EBITDA, as defined	$257,630	$5,009	$252,621
Depreciation and amortization	65,317	924	64,393

Operating income	$192,313	$4,085	$188,228

Drilling services:
Revenue from external customers	$215,255	$20,738	$194,517

EBITDA, as defined	$78,543	$8,115	$70,428
Depreciation and amortization	10,599	1,530	9,069

Operating income	$67,944	$6,585	$61,359

Product Sales:
Revenue from external customers	$123,676	$94,090	$29,586

EBITDA, as defined	$18,708	$10,172	$8,536
Depreciation and amortization	1,943	1,109	834

Operating income	$16,765	$9,063	$7,702

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

We do not allocate net interest expense, tax expense or minority interest to the operating segments. The write-off of deferred financing fees of $170 for the year ended December 31, 2006 was recorded as a decrease in EBITDA, as defined, for the Corporate and Other segment. The following table reconciles operating income (loss) as reported above to net income from continuing operations for each of the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Segment operating income	$53,400	$297,406	$234,931
Interest expense	59,729	61,328	40,645
Interest income	(301)	(325)	(1,387)
Income taxes	74,568	86,851	70,516
Write-off of deferred financing fees	—	—	170
Minority interest	—	(569)	(49)

Net income (loss) from continuing operations	$(80,596)	$150,121	$125,036

The following table summarizes the changes in the carrying amount of goodwill for continuing operations by segment for the three-year period ended December 31, 2008:

		Drilling	Product
	C&PS	Services	Sales	Total

Balance at December 31, 2005	$247,792	$33,827	$12,032	$293,651
Acquisitions	230,681	1,049	—	231,730
Stock issued in accordance with earn-out provisions of purchase agreements	27,359	—	—	27,359
Foreign currency translation	(69)	—	—	(69)

Balance at December 31, 2006	$505,763	$34,876	$12,032	$552,671
Acquisitions	19,391	—	—	19,391
Impairment charge(a)	(13,360)	—	—	(13,360)
Amount paid pursuant to earn-out agreement	800	—	—	800
Contingency adjustment and other(b)	(6,068)	(579)	—	(6,647)
Foreign currency translation	7,178	—	455	7,633

Balance at December 31, 2007	$513,704	$34,297	$12,487	$560,488
Impairment associated with discontinued operations(c)	(1,341)	(1,324)	(8,693)	(11,358)

Balance at December 31, 2007, adjusted for discontinued operations	$512,363	$32,973	$3,794	$549,130
Acquisitions	71,209	—	—	71,209
Impairment charge(a)	(243,481)	(27,410)	(1,393)	(272,284)
Contingency adjustment and other	(128)	—	—	(128)
Foreign currency translation	(6,335)	—	—	(6,335)

Balance at December 31, 2008	$333,628	$5,563	$2,401	$341,592

(a)	In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment annually, or more often if indicators of impairment exist. We performed this test for 2007 and determined that goodwill associated with our Canadian reportable unit was deemed to be impaired as of the test date, resulting in an impairment charge of $13,360. For the year ending December 31, 2008, we determined that goodwill associated with our Canadian reportable unit was further impaired as of the test date. However, during the fourth quarter of 2008, we believe that the decline in the U.S. debt and equity markets, as well as the credit

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

market, constituted a triggering event, as defined in SFAS No. 142. As such, we performed the prescribed impairment testing at December 31, 2008 and noted impairment which impacted several of our reportable units. Therefore, we recorded an impairment charge of $272,006 for the year ended December 31, 2008. See Note 2, Significant Accounting Policies — Fair Value Measurements.

(b)	The contingency adjustment includes a reclassification of $3,485 from goodwill to identifiable intangible assets, primarily non-compete agreements and customer relationships, which were identified upon acquisition but for which the fair value was recently determined based upon estimates calculated by a third-party appraiser. Of this amount, $2,017 related to the acquisition of Pumpco Services, Inc. in November 2006. In addition, we recorded an adjustment to reduce goodwill related to the acquisition of Pumpco Services, Inc. totaling $3,136 associated with certain federal income tax liabilities recorded at the acquisition date that were deemed to be unnecessary based upon the 2006 federal tax return prepared in 2007. Partially offsetting these reductions to goodwill were additional charges associated with final working capital adjustments for several 2006 and 2007 acquisitions.

(c)	See Note 10 — Discontinued operations.

Geographic information (d):

	United		Other
	States	Canada	International	Total

Year Ended December 31, 2008
Revenue by sale origin to external customers	$1,650,815	$86,250	$101,489	$1,838,554
Income (loss) before taxes and minority interest	$(3,426)	$(26,412)	$23,810	$(6,028)
December 31, 2008
Long-lived assets	$1,477,103	$47,170	$23,470	$1,547,743
Year Ended December 31, 2007
Revenue by sale origin to external customers	$1,336,490	$80,933	$78,020	$1,495,443
Income (loss) before taxes and minority interest	$241,799	$(13,484)	$8,088	$236,403
December 31, 2007
Long-lived assets	$1,518,318	$94,434	$13,683	$1,626,435
Year Ended December 31, 2006
Revenue by sale origin to external customers	$939,895	$88,533	$56,183	$1,084,611
Income (loss) before taxes and minority interest	$178,815	$5,977	$10,711	$195,503
December 31, 2006
Long-lived assets	$1,226,342	$117,809	$5,533	$1,349,684

(d)	The segment operating results provided above represent amounts for continuing operations as presented on the accompanying statements of operations. Long-lived assets presented above represent amounts associated with all operations as of the periods then ended as indicated. Revenues from external customers are assigned to geographic regions based upon the domicile of the subsidiary providing the services or products to the customers.

We did not have revenues from any single customer which amounts to 10% or more of our total annual revenue for the years ended December 31, 2008, 2007 or 2006.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Legal matters and contingencies:

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

We have historically incurred additional insurance premium related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity. We incurred no additional premium related to this cost-sharing provision of our general liability policy in 2008, but paid approximately $1,400 of additional premium for the year ended December 31, 2007.

17.	Financial instruments:

(a)	Interest rate risk:

We manage our exposure to interest rate risks through a combination of fixed and floating rate borrowings. At December 31, 2008, 23% of our long-term debt was floating rate borrowings. Of the remaining debt, 99% relates to the senior notes issued in December 2006 with a fixed interest rate of 8%.

(b)	Foreign currency rate risk:

We are exposed to foreign currency fluctuations in relation to our foreign operations. Approximately 5% of our revenues from continuing operations were derived from operations conducted in Canadian dollars for the years ended December 31, 2008 and 2007. For our Canadian operations, we recorded a net loss from continuing operations before taxes and minority interest of $26,412 and $13,484 for the years ended December 31, 2008 and 2007, respectively. Total assets denominated in Canadian dollars at December 31, 2008 and 2007 were $66,355 and $120,378, respectively.

(c)	Credit risk:

A significant portion of our trade accounts receivable are from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Commitments and contingences:

We have non-cancelable operating lease commitments for equipment and office space. These commitments for the next five years were as follows at December 31, 2008:

2009	$20,849
2010	15,667
2011	11,099
2012	8,354
2013	6,378
Thereafter	8,166

$70,513

We expensed operating lease payments totaling $22,750, $22,446 and $19,108 for the years ended December 31, 2008, 2007 and 2006, respectively.

19.	Related party transactions:

We believe all transactions with related parties have terms and conditions no less favorable to us than transactions with unaffiliated parties.

We have entered into lease agreements for properties owned by certain of our employees and former officers. The leases expire at different times through December 2016. Total lease expense pursuant to these leases was $2,828, $2,991 and $2,306 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We provided services to companies that were majority-owned by certain of our directors during 2008 which totaled $61,194, of which $60,634 was sold to CRI, and $560 was sold to other companies. In 2007, these sales totaled $52,027, of which $51,340 was sold to CRI, and $687 was sold to other companies and, in 2006, these sales totaled $37,405, of which $37,008 was sold to CRI, and $397 was sold to other companies. We also purchased services from companies that are majority-owned by certain of our directors which totaled $2,866 in 2008, of which $2,750 was purchased from CRI and $116 was purchased from other companies. These purchases for 2007 totaled $1,260, of which $1,211 was purchased from CRI and $49 was purchased from other companies and, in 2006, these purchases totaled $755, of which $614 was purchased from CRI and $141 was purchased from other companies. At December 31, 2008 and 2007, our trade receivables included amounts from CRI of $10,542 and $7,611, respectively, and our trade payables included amounts due to CRI of $181 and $47, respectively.

We provided services to companies majority-owned by certain of our officers, or current or former officers of our subsidiaries, for the years ended December 31, 2008, 2007 and 2006. In 2008, these sales totaled $11,256, of which $3,348 was sold to HEP Oil (“HEP”), $1,660 was sold to Cimarron, $3,513 was sold to Peak Oilfield and $2,735 was sold to other companies. For 2007, these sales totaled $4,914, of which $2,974 was sold to HEP, $39 was sold to Cimarron, $1,527 was sold to Peak Oilfield and $374 was sold to other companies. In 2006, these sales totaled $8,346, of which $8,324 was sold to HEP and $22 was sold to other companies. HEP, Cimarron and Peak Oilfield are owned by a former officer of one of our subsidiaries who resigned his position in late 2006 but continued to provide consulting services through early 2007. We also purchased services from companies majority-owned by certain officers, or current or former officers of our subsidiaries. For 2008, these purchases totaled $60,546, of which $25,344 was purchased from Ortowski Construction primarily related to the manufacture of pressure

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

pumping units, $7,910 was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, $4,809 was purchased from Resource Transport, $5,601 was purchased from ProFuel, $16,595 was purchased from Select Energy Services LLC and affiliates and $287 was purchased from other companies. Ortowski Construction, Texas Specialty Sands, LLC, Resource Transport and Pro Fuel are owned by a current employee who is an officer of one of our subsidiaries. Select Energy Services LLC is owned by a former officer of one of our subsidiaries who purchased a disposal group from us during May 2008. Of the total purchases from Select Energy Services, LLC, $11,098 was purchased from the businesses sold as part of this disposal group for the period May 19, 2008 through December 31, 2008. For 2007, these purchases from related companies totaled $70,550, of which $64,503 was purchased from Ortowski Construction, $70 was purchased from HEP and $5,977 was purchased from other companies. In 2006, we purchased $5,598, of which $216 was purchased from HEP and $5,382 was purchased from other companies. At December 31, 2008 and 2007, our trade receivables included amounts from HEP of $384 and $405, respectively. Our trade payables and accrued expenses at December 31, 2008 and 2007 included amounts payable to Ortowski construction of $175 and $6,105, respectively. Amounts payable at December 31, 2008 to Texas Specialty Sand, LLC, Resource Transport, and ProFuel totaled $581, $199 and $187, respectively. There were no amounts payable to HEP or Cimarron at December 31, 2008 and 2007.

We provided services totaling $1,697, $2,068 and $5,367 for the years ended December 31, 2008, 2007 and 2006, respectively, to Laramie Energy LLC and Laramie Energy II (collectively “Laramie”), companies for which one of our directors serves as an officer. At December 31, 2008 and 2007, our trade receivables included amounts due from Laramie totaling $383 and $27, respectively.

For the years ended December 31, 2008, 2007 and 2006, we provided services totaling $9,468, $11,016 and $3,659, respectively, and purchased services totaling $14,108, $13,757 and $28,114, respectively, from companies, or their affiliates, that formerly employed our current officers or for customers on whose board of directors or management team certain of our current directors serve.

We entered into subordinated note agreements with certain employees, including current officers of subsidiaries, whereby we are obligated to pay an aggregate principal amount of $8,450 pursuant to promissory notes issued in conjunction with 2005 and 2004 business acquisitions. Of this amount, $5,000 was repaid in May 2006. The remaining notes mature in 2009. See Note 11, Long-term Debt.

On December 1, 2001, Bison Oilfield Tools, Ltd. (“Bison”), and PEG, a subsidiary of IPS, entered into a lease agreement pursuant to which PEG leases real property from Bison. A former director of IPS controls Bison as the president of its two general partners. IPS paid Bison $4 per month through December 2006.

Premier Integrated Technologies Ltd. (“PIT”), an affiliate of IPS, purchased $1,493, $2,290 and $2,083 of machining services from a company controlled by employees of PIT during the years ended December 31, 2008, 2007 and 2006, respectively.

On September 29, 2005, we entered into an Asset Purchase Agreement with Spindletop and Mr. Schmitz, a former officer of one of our subsidiaries. Pursuant to the agreement, we purchased the assets of Spindletop in exchange for approximately $200 cash and 90,364 shares of our common stock. Mr. Schmitz was a member of our key operational management who resigned as an officer of one of our subsidiaries in late 2006. Mr. Schmitz remained in our employ as of December 31, 2006. On January 1, 2007, Mr. Schmitz purchased the assets of one of our subsidiaries for $412, resulting in a gain on the sale of $156. On May 19, 2008, we sold certain business assets located primarily in north Texas which included our product supply stores, certain drilling logistics assets and other completion and production services assets to Select Energy Services, L.L.C., an oilfield service company located in Gainesville, Texas which is owned by Mr. Schmitz. The proceeds from the sale totaled $50,150 in cash and we received assets with a fair market value of $7,987. We recorded a loss of $6,935 associated with the sale of this disposal group, and we will provide certain administrative functions for a period of one year at an agreed-upon rate. For the period May 20, 2008 through December 31, 2008, we sold services totaling $1,509 and purchased products and services totaling $11,098 from these former subsidiaries. See Note 14, Discontinued operations. At

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008, our trade receivables and payables included amounts related to these disposed businesses which totaled $323 and $529, respectively.

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

20.	Retirement plans:

We maintain defined contribution retirement plans for substantially all of our U.S. and Canadian employees who have completed six months of service. Employees may voluntarily contribute up to a maximum percentage of their salaries to these plans subject to certain statutory maximum dollar values. The maximums range from 20% to 60%, depending on the plan. We make matching contributions at 25% — 50% of the first 6% or 7% of the employee’s contributions, depending on the plan. The employer contributions vest immediately with respect to the Canadian RRSP plan and U.S. 401(k) plan.

We expensed $6,101, $5,216 and $3,194 related to our various defined contribution plans for the years ended December 31, 2008, 2007 and 2006, respectively.

We provide a seniority premium benefit to substantially all of our Mexican employees, through a subsidiary, in accordance with Mexican law. The benefit consists of a one-time payment equivalent to 12-days wages for each year of service (calculated at the employee’s current wage rate but not exceeding twice the minimum wage), payable upon voluntary termination after fifteen years of service, involuntary termination or death. In addition, we provide statutory mandated severance benefits to substantially all Mexican employees, which includes a one-time payment of three months wages, plus 20-days wages for each year of service, payable upon involuntary termination without cause and charged to income as incurred. We accrued $1,591 and $814 at December 31, 2008 and 2007, respectively, related to our liability under this benefit arrangement in Mexico.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Unaudited selected quarterly data:

The following table presents selected quarterly financial data for the years ended December 31, 2008 and 2007 (unaudited, in thousands, except per share amounts):

	2008 — Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Revenues	$417,178	$441,085	$493,233	$487,058
Operating income (loss)	$80,477	$75,140	$96,041	$(198,258)
Net income (loss) from continuing operations	$41,773	$39,843	$52,343	$(214,555)
Net income (loss)	$43,924	$32,986	$52,190	$(214,555)
Earnings per share — continuing operations(a):
Basic	$0.58	$0.54	$0.71	$(2.87)
Diluted	$0.57	$0.54	$0.70	$(2.87)
Earnings per share(a):
Basic	$0.61	$0.45	$0.71	$(2.87)
Diluted	$0.60	$0.44	$0.70	$(2.87)

	2007 — Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Revenues	$366,222	$366,814	$373,405	$389,002
Operating income	$87,172	$77,961	$72,174	$60,099
Net income from continuing operations	$44,217	$40,105	$38,791	$27,008
Net income	$47,351	$43,783	$41,608	$28,822
Earnings per share — continuing operations(a):
Basic	$0.62	$0.56	$0.54	$0.37
Diluted	$0.61	$0.55	$0.53	$0.37
Earnings per share(a):
Basic	$0.66	$0.61	$0.58	$0.40
Diluted	$0.65	$0.60	$0.57	$0.39

(a)	Quarterly earnings per share amounts were calculated based upon the weighted average number of shares outstanding for the applicable quarter. Therefore the sum of the quarterly earnings per share results may not agree to earnings per share for the year in the accompanying Statements of Operations, as the annual results were calculated based upon the weighted average number of shares outstanding for the year.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

22.	Guarantor and non-guarantor condensed consolidating financial statements:

The following tables present the financial data required by SEC Regulation S-X Rule 3-10(f) related to condensed consolidating financial statements, and includes the following: (1) condensed consolidating balance sheets for the years ended December 31, 2008 and 2007; (2) condensed consolidating statements of operations for the years ended December 31, 2008, 2007 and 2006; and (3) condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Balance Sheet
December 31, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Current assets
Cash and cash equivalents	$25,399	$936	$5,078	$(12,323)	$19,090
Trade accounts receivable, net	201	312,591	30,561	—	343,353
Inventory, net	—	28,051	13,840	—	41,891
Prepaid expenses	1,060	19,375	1,037	—	21,472
Tax receivable	21,021	307	—	—	21,328

Total current assets	47,681	361,260	50,516	(12,323)	447,134
Property, plant and equipment, net	4,956	1,097,241	64,256	—	1,166,453
Investment in consolidated subsidiaries	937,773	88,669	—	(1,026,442)	—
Inter-company receivable	784,125	(502)	—	(783,623)	—
Goodwill	55,354	283,657	2,581	—	341,592
Other long-term assets, net	14,009	22,163	3,526	—	39,698

Total assets	$1,843,898	$1,852,488	$120,879	$(1,822,388)	$1,994,877

Current liabilities
Current maturities of long-term debt	$—	$3,792	$11	$—	$3,803
Accounts payable	2,201	59,052	8,553	(12,323)	57,483
Accrued liabilities	13,422	17,916	6,247	—	37,585
Accrued payroll and payroll burdens	5,362	22,960	2,971	—	31,293
Accrued interest	2,704	—	50	—	2,754
Notes payable	1,353	—	—	—	1,353
Taxes payable	(1,900)	—	1,900	—	—
Current deferred tax liabilities	—	1,289	—	—	1,289

Total current liabilities	23,142	105,009	19,732	(12,323)	135,560
Long-term debt	836,000	299	7,543	—	843,842
Inter-company payable	—	784,125	(502)	(783,623)	—
Deferred income taxes	115,641	25,281	5,437	—	146,359
Minority interest	—	—	—	—	—

Total liabilities	974,783	914,714	32,210	(795,946)	1,125,761
Stockholders’ equity
Total stockholders’ equity	869,115	937,774	88,669	(1,026,442)	869,116

Total liabilities and stockholders’ equity	$1,843,898	$1,852,488	$120,879	$(1,822,388)	$1,994,877

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Current assets
Cash and cash equivalents	$8,217	$5,549	$6,605	$(6,747)	$13,624
Trade accounts receivable, net	62	276,706	28,914	—	305,682
Inventory, net	—	16,022	13,855	—	29,877
Prepaid expenses	2,021	20,826	896	—	23,743
Other current assets	5,092	—	—	—	5,092
Current assets held for sale	—	50,307	—	—	50,307

Total current assets	15,392	369,410	50,270	(6,747)	428,325
Property, plant and equipment, net	4,623	953,169	55,398	—	1,013,190
Investment in consolidated subsidiaries	850,238	114,529	—	(964,767)	—
Inter-company receivable	894,356	371	—	(894,727)	—
Goodwill	82,683	418,035	48,412	—	549,130
Other long-term assets, net	14,804	12,321	3,939	—	31,064
Long-term assets held for sale	—	33,050	—	—	33,050

Total assets	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

Current liabilities
Current maturities of long-term debt	$—	$328	$70	$—	$398
Accounts payable	1,364	53,159	8,631	(6,747)	56,407
Accrued liabilities	5,792	39,355	7,425	—	52,572
Accrued payroll and payroll burdens	1,278	21,555	1,217	—	24,050
Accrued interest	4,462	—	91	—	4,553
Notes payable	15,319	35	—	—	15,354
Taxes payable	—	—	6,506	—	6,506
Current liabilities of held for sale operations	—	9,705	—	—	9,705

Total current liabilities	28,215	124,137	23,940	(6,747)	169,545
Long-term debt	810,000	3,690	12,295	—	825,985
Inter-company payable	—	894,356	371	(894,727)	—
Deferred income taxes	93,557	26,379	6,885	—	126,821
Minority interest	—	2,085	—	—	2,085

Total liabilities	931,772	1,050,647	43,491	(901,474)	1,124,436
Stockholders’ equity
Total stockholders’ equity	930,324	850,238	114,528	(964,767)	930,323

Total liabilities and stockholders’ equity	$1,862,096	$1,900,885	$158,019	$(1,866,241)	$2,054,759

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$—	$1,641,394	$142,625	$(4,567)	$1,779,452
Product	—	13,988	45,114	—	59,102

	—	1,655,382	187,739	(4,567)	1,838,554
Service expenses	—	994,495	101,957	(4,567)	1,091,885
Product expenses	—	11,507	30,407	—	41,914
Selling, general and administrative expenses	38,293	142,667	17,292	—	198,252
Depreciation and amortization	1,516	164,965	14,616	—	181,097
Impairment charge	27,670	218,500	25,836	—	272,006

Income (loss) from continuing operations before interest and taxes	(67,479)	123,248	(2,369)	—	53,400
Interest expense	62,247	10,939	634	(14,091)	59,729
Interest income	(14,245)	(13)	(134)	14,091	(301)
Equity in earnings of consolidated affiliates	10,431	8,111	—	(18,542)	—

Income (loss) from continuing operations before taxes and minority interest	(125,912)	104,211	(2,869)	18,542	(6,028)
Taxes	(40,457)	109,783	5,242	—	74,568

Income (loss) from continuing operations	(85,455)	(5,572)	(8,111)	18,542	(80,596)
Discontinued operations (net of tax)	—	(4,859)	—	—	(4,859)

Net income (loss)	$(85,455)	$(10,431)	$(8,111)	$18,542	$(85,455)

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$—	$1,338,528	$120,368	$(4,310)	$1,454,586
Product	—	2,272	38,585	—	40,857

	—	1,340,800	158,953	(4,310)	1,495,443
Service expenses	—	759,334	91,918	(4,310)	846,942
Product expenses	—	2,233	25,388	—	27,621
Selling, general and administrative expenses	28,136	137,475	13,416	—	179,027
Depreciation and amortization	1,102	119,909	10,342	—	131,353
Impairment loss	—	—	13,094	—	13,094

Income (loss) from continuing operations before interest, taxes, impairment charge and minority interest	(29,238)	321,849	4,795	—	297,406
Interest expense	63,554	21,348	1,101	(24,675)	61,328
Interest income	(24,715)	—	(285)	24,675	(325)
Equity in earnings of consolidated affiliates	(195,659)	(474)	—	196,133	—

Income (loss) from continuing operations before taxes and minority interest	127,582	300,975	3,979	(196,133)	236,403
Taxes	(33,982)	116,759	4,074	—	86,851

Income (loss) from continuing operations before minority interest	161,564	184,216	(95)	(196,133)	149,552
Minority interest	—	—	(569)	—	(569)

Income (loss) from continuing operations	161,564	184,216	474	(196,133)	150,121
Discontinued operations (net of tax)	—	11,443	—	—	11,443

Net income (loss)	$161,564	$195,659	$474	$(196,133)	$161,564

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Revenue:
Service	$—	$941,800	$117,137	$(3,912)	$1,055,025
Product	—	792	28,794	—	29,586

	—	942,592	145,931	(3,912)	1,084,611
Service expenses	—	529,024	87,688	(3,912)	612,800
Product expenses	—	122	16,424	—	16,546
Selling, general and administrative expenses	20,752	110,863	12,817	—	144,432
Depreciation and amortization	1,192	64,769	9,941	—	75,902

Income from continuing operations before interest, taxes and minority interest	(21,944)	237,814	19,061	—	234,931
Interest expense	40,238	17,972	1,920	(19,485)	40,645
Interest income	(20,733)	—	(139)	19,485	(1,387)
Write-off of deferred financing costs	—	170	—	—	170
Equity in earnings of consolidated affiliates	(162,045)	(13,786)	—	175,831	—

Income (loss) from continuing operations before taxes and minority interest	120,596	233,458	17,280	(175,831)	195,503
Taxes	(18,490)	83,660	5,346	—	70,516

Income (loss) from continuing operations before minority interest	139,086	149,798	11,934	(175,831)	124,987
Minority interest	—	—	(49)	—	(49)

Net income (loss) from continuing operations	139,086	149,798	11,983	(175,831)	125,036
Discontinued operations (net of tax)	—	12,247	1,803	—	14,050

Net income (loss)	$139,086	$162,045	$13,786	$(175,831)	$139,086

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income (loss)	$(85,455)	$(10,431)	$(8,111)	$18,542	$(85,455)
Items not affecting cash:
Equity in loss of consolidated affiliates	10,431	8,111	—	(18,542)	—
Depreciation and amortization	1,516	166,959	14,616	—	183,091
Impairment charge	27,670	218,500	25,836	—	272,006
Other	5,182	39,114	680	—	44,976
Changes in operating assets and liabilities, net of effect of acquisitions	(61,520)	11,069	(8,143)	(5,576)	(64,170)

Net cash provided by operating activities	(102,176)	433,322	24,878	(5,576)	350,448
Investing activities:
Business acquisitions, net of cash acquired	—	(180,154)	—	—	(180,154)
Additions to property, plant and equipment	(1,632)	(229,346)	(22,837)	—	(253,815)
Inter-company receipts	87,395	—	—	(87,395)	—
Proceeds from sale of disposal group	—	50,150	—	—	50,150
Other	—	9,369	313	—	9,682

Net cash provided by (used for) investing activities	85,763	(349,981)	(22,524)	(87,395)	(374,137)
Financing activities:
Issuances of long-term debt	341,043	—	9,072	—	350,115
Repayments of long-term debt	(314,605)	(814)	(13,863)	—	(329,282)
Repayments of notes payable	(14,001)	—	—	—	(14,001)
Inter-company borrowings (repayments)	—	(87,140)	(255)	87,395	—
Proceeds from issuances of common stock	12,014	—	—	—	12,014
Other	9,144	—	—	—	9,144

Net cash provided by (used in) financing Activities	33,595	(87,954)	(5,046)	87,395	27,990
Effect of exchange rate changes on cash	—	—	1,165	—	1,165

Change in cash and cash equivalents	17,182	(4,613)	(1,527)	(5,576)	5,466
Cash and cash equivalents, beginning of period	8,217	5,549	6,605	(6,747)	13,624

Cash and cash equivalents, end of period	$25,399	$936	$5,078	$(12,323)	$19,090

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2007

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income	$161,564	$195,659	$474	$(196,133)	$161,564
Items not affecting cash:
Equity in earnings of consolidated affiliates	(195,659)	(474)	—	196,133	—
Depreciation and amortization	1,102	124,517	10,342	—	135,961
Impairment charge	—	—	13,094	—	13,094
Other	1,604	49,725	(2,225)	—	49,104
Changes in operating assets and liabilities, net of effect of acquisitions	78,277	(102,458)	6,220	(3,259)	(21,220)

Net cash provided by operating activities	46,888	266,969	27,905	(3,259)	338,503
Investing activities:
Business acquisitions, net of cash acquired	—	(50,406)	—	—	(50,406)
Additions to property, plant and equipment	(2,029)	(349,568)	(16,062)	—	(367,659)
Inter-company advances	(116,113)	—	—	116,113	—
Other	—	8,325	945	—	9,270

Net cash provided by (used for) investing activities	(118,142)	(391,649)	(15,117)	116,113	(408,795)
Financing activities:
Issuances of long-term debt	333,684	—	10,106	—	343,790
Repayments of long-term debt	(252,352)	(1,230)	(15,187)	—	(268,769)
Repayments of notes payable	(18,846)	—	—	—	(18,846)
Inter-company borrowings (repayments)	—	121,926	(5,813)	(116,113)	—
Proceeds from issuances of common stock	4,179	—	—	—	4,179
Other	6,289	—	—	—	6,289

Net cash provided by (used in) financing Activities	72,954	120,696	(10,894)	(116,113)	66,643
Effect of exchange rate changes on cash	—	—	(2,601)	—	(2,601)

Change in cash and cash equivalents	1,700	(3,984)	(707)	(3,259)	(6,250)
Cash and cash equivalents, beginning of period	6,517	9,533	7,312	(3,488)	19,874

Cash and cash equivalents, end of period	$8,217	$5,549	$6,605	$(6,747)	$13,624

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2006

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Cash provided by:
Net income	$139,086	$162,045	$13,786	$(175,831)	$139,086
Items not affecting cash:
Equity in earnings of consolidated affiliates	(162,045)	(13,786)	—	175,831	—
Depreciation and amortization	1,192	68,332	10,289	—	79,813
Other	8,946	29,502	(641)	—	37,807
Changes in operating assets and liabilities, net of effect of acquisitions	37,966	(105,435)	1,994	(3,488)	(68,963)

Net cash provided by operating activities	25,145	140,658	25,428	(3,488)	187,743
Investing activities:
Business acquisitions, net of cash acquired	—	(360,730)	(8,876)	—	(369,606)
Additions to property, plant and equipment	(810)	(289,680)	(13,432)	—	(303,922)
Inter-company advances	(504,609)	—	—	504,609	—
Purchase of short-term securities	(165,000)	—	—	—	(165,000)
Proceeds from sale of short-term securities	165,000	—	—	—	165,000
Proceeds from sale of disposal group	—	—	19,310	—	19,310
Other	(808)	4,168	(5)	—	3,355

Net cash used for investing activities	(506,227)	(646,242)	(3,003)	504,609	(650,863)
Financing activities:
Issuances of long-term debt	598,133	—	10,570	—	608,703
Repayments of long-term debt	(1,028,631)	—	(25,158)	—	(1,053,789)
Repayments of notes payable	(13,589)	—	—	—	(13,589)
Inter-company borrowings (repayments)	—	509,074	(4,465)	(504,609)	—
Borrowings under senior notes	650,000	—	—	—	650,000
Proceeds from issuances of common stock	291,674	—	—	—	291,674
Other	(11,623)	—	—	—	(11,623)

Net cash provided by (used in) financing activities	485,964	509,074	(19,053)	(504,609)	471,376
Effect of exchange rate changes on cash	—	—	213	—	213

Change in cash and cash equivalents	4,882	3,490	3,585	(3,488)	8,469
Cash and cash equivalents, beginning of period	1,635	6,043	3,727	—	11,405

Cash and cash equivalents, end of period	$6,517	$9,533	$7,312	$(3,488)	$19,874

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

23.	Recent accounting pronouncements and authoritative literature:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 became effective on January 1, 2008. We have not elected to adopt the fair value option prescribed by SFAS No. 159 for assets and liabilities held as of December 31, 2008, but we will consider the provisions of SFAS No. 159 and may elect to apply the fair value option for assets or liabilities associated with future transactions.

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

In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. If ratified, this proposed guidance would become effective for interim and annual periods ending after March 15, 2009. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.

24.	Subsequent events:

On January 30, 2009, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 1,287,008 shares of non-vested restricted stock at a grant price of $6.41. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $8,250 ratably over the three-year vesting period. In addition, we granted 905,300 stock options to purchase shares of our common stock at an exercise price of $6.41. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. Further, we plan to seek shareholder approval in May 2009 to increase the shares available for grant through our stock compensation plans, pursuant to which, we expect to issue additional stock-based compensation to our directors, officers and employees.

Effective January 1, 2009, we adopted and established the Complete Production Services, Inc. Deferred Compensation Plan, whereby eligible participants, including members of senior management, directors and certain highly-compensated individuals, could defer up to 90% of their compensation and up to 90% of the employees’ annual incentive bonus, or, 100% of director compensation for services rendered, into various investment options pre-tax. For amounts deferred, we will match the contribution dollar-for-dollar up to four percent of compensation minus $10, and we may make other discretionary contributions pursuant to resolutions of this plan’s administrative committee. Participants immediately vest in amounts deferred as well as any matching or discretionary contributions we make. Participants bear the risk of loss associated with investment gains or losses. We intend that this plan will meet all the requirements necessary to be a nonqualified, unfunded, unsecured plan of deferred compensation within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.

In conjunction with the sale of a disposal group in 2006, we received a $2,000 Canadian dollar-denominated note from Paintearth Energy Services, Inc. on October 31, 2006 which was to mature on October 31, 2009 and accrued interest at 6% per annum. On January 31, 2009, we and the borrower amended this note to extend the maturity date to October 31, 2011. Interest is to be calculated as follows: (1) for the calendar year 2009, the announced prime rate of a specified Canadian bank plus one and one-half percent per annum; (2) for the calendar year 2010, the greater of five percent per annum or the prime rate of a specified Canadian bank plus two percent per annum; and (3) for the calendar year 2011 and thereafter, if applicable, the greater of five percent per annum or the prime rate of a specified Canadian bank plus three percent per annum. This note receivable has been classified as a long-term asset in the accompanying Balance Sheet as of December 31, 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect o our consolidated financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Grant Thornton LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated February 27, 2009, also included in this Annual Report.

/s/  Joseph C. Winkler
Joseph C. Winkler
Chairman and Chief Executive Officer
February 27, 2009

/s/  Jose A. Bayardo
Jose A. Bayardo
Vice President and Chief Financial Officer
February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

Item 11.	Executive Compensation.

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(b) Exhibits

The following exhibits are incorporated by reference into the filing indicated or are filed herewith.

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

2.1		—	Stock Purchase Agreement dated November 8, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

3.1		—	Amended and Restated Certificate of Incorporation	Form S-1/A, filed January 18, 2006, (file no. 333-128750)

3.2		—	Amended and Restated Bylaws	Form 8-K, filed February 27, 2008

4.1		—	Specimen Stock Certificate representing common stock	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

4.2		—	Indenture dated December 6, 2006, between Complete Production Services, Inc. and the Guarantors Named Therein, with Wells Fargo Bank, National Association, as Trustee, for 8% Senior Notes due 2016	Form 8-K, filed December 8, 2006

4.3		—	Registration Rights Agreement dated November 8, 2006 pursuant to Stock Purchase Agreement dated November 8, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

4.4		—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10.1		—	Form of Indemnification Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.2*	—	Employment Agreement dated as of June 20, 2005 with Joseph C. Winkler	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.3		—	Amended and Restated Stockholders’ Agreement by and among Complete Production Services Inc. and the stockholders listed therein	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10.4		—	Combination Agreement dated as of August 9, 2005, with Complete Energy Services, Inc., I.E. Miller Services, Inc. and Complete Energy Services, LLC and I.E. Miller Services, LLC	Form S-1, filed September 30, 2005, (file no. 333-128750)

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10.5		—	Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.6*	—	Integrated Production Services, Inc. 2001 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.7*	—	Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.8*	—	First Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.9*	—	Second Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.10*	—	Amended and Restated Integrated Production Services, Inc. 2003 Parchman Restricted Stock Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.11*	—	Amended and Restated 2001 Stock Incentive Plan	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.12*	—	Amendment No. 1 to the Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.13*	—	I.E. Miller Services, Inc. 2004 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10.14		—	Strategic Customer Relationship Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.15*	—	Form of Restricted Stock Grant Agreement (Employee)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.16*	—	Form of Restricted Stock Grant Agreement (Non-employee Director)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.17*	—	Form of Non-Qualified Option Grant Agreement (Executive Officer)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.18*	—	Form of Non-Qualified Option Grant Agreement (Non-Employee Director)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.19*	—	Compensation Package Term Sheet — J. Michael Mayer	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.20*	—	Compensation Package Term Sheet — James F. Maroney, III	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.21*	—	Compensation Package Term Sheet — Kenneth L. Nibling	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.22*	—	Incentive Plan Guidelines for Senior Management	Form 8-K, filed February 22, 2007

10	.23*	—	Form of Non-qualified Stock Option Grant Agreement	Form 8-K, filed February 2, 2007

10	.24*	—	Form of Restricted Stock Agreement — Executive Officer (Post-September 2006)	Form 8-K, filed February 2, 2007

10	.25*	—	Restricted Stock Agreement Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.26*	—	Signature Page for Restricted Stock Agreement — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.27*	—	Non-Employee Director Restricted Stock Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.28*	—	Stock Option Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.29*	—	Signature Page for Executive Officers	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.30*	—	Director Option Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.31*	—	Form of Executive Agreement	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10	.32*	—	Amendment to Employment Agreement, dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.33*	—	Pumpco Services, Inc. 2005 Stock Incentive Plan	Registration Statement on Form S-8, filed March 28, 2007, (file no. 333-141628)

10.34		—	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents, effective June 29, 2007.	Form 10-Q, filed August 3, 2007, (file no. 001-32858)

10.35		—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10	.36*	—	Complete Production Services, Inc. 2008 Incentive Award Plan	Registration Statement on Form S-8, filed May 22, 2008, (file no. 333-141628)

10	.37*	—	Form of Non-Qualified Stock Option Agreement	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.38*	—	Agreement for Non-Employee Directors	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.39*	—	Form of Signature Page for Stock Option Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.40*	—	Restricted Stock Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.41*	—	Form of Stock Agreement	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.42*	—	Signature Page to the Restricted Stock Award Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.43*	—	Restricted Stock Agreement for Non-Employee Directors	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.44*	—	Retirement Agreement between Complete Production Services, Inc. and J. Michael Mayer, effective October 7, 2008.	Form 8-K, filed October 9, 2008, (file no. 001-32858)

10	.45*	—	Complete Production Services, Inc. Deferred Compensation Plan, effective January 1, 2009	Filed herewith

10	.46*	—	Amended and Restated Employment Agreement, effective December 31, 2008 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Filed herewith

10	.47*	—	Form of Amended and Restated Complete Production Services Executive Agreement	Filed herewith

21.1		—	Subsidiaries of Complete Production Services, Inc.	Filed herewith

23.1		—	Consent of Grant Thornton LLP	Filed herewith

24.1		—	Power of Attorney (included on signature page)	Filed herewith

31.1		—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Incorporated by
Exhibit			Reference to the
No.		Exhibit Title	Following

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management employment agreements, compensatory arrangements or option plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

COMPLETE PRODUCTION SERVICES, INC.

By:	/s/ JOSEPH C. WINKLER
Name:     Joseph C. Winkler

Title:	Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph C. Winkler and Jose A. Bayardo, and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ JOSEPH C. WINKLER Joseph C. Winkler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2009

/s/ JOSE A. BAYARDO Jose A. Bayardo	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ ROBERT L. WEISGARBER Robert L. Weisgarber	Vice President-Accounting and Controller (Principal Accounting Officer)	February 27, 2009

/s/ ANDREW L. WAITE Andrew L. Waite	Director	February 27, 2009

/s/ ROBERT BOSWELL Robert Boswell	Director	February 27, 2009

/s/ HAROLD G. HAMM Harold G. Hamm	Director	February 27, 2009

/s/ MIKE MCSHANE Mike Mcshane	Director	February 27, 2009

/s/ W. MATT RALLS W. Matt Ralls	Director	February 27, 2009

/s/ MARCUS WATTS Marcus Watts	Director	February 27, 2009

/s/ R. GRAHAM WHALING R. GRAHAM WHALING	Director	February 27, 2009

/s/ JAMES D. WOODS James D. Woods	Director	February 27, 2009

EXHIBIT INDEX

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

2.1		—	Stock Purchase Agreement dated November 8, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

3.1		—	Amended and Restated Certificate of Incorporation	Form S-1/A, filed January 18, 2006, (file no. 333-128750)

3.2		—	Amended and Restated Bylaws	Form 8-K, filed February 27, 2008

4.1		—	Specimen Stock Certificate representing common stock	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

4.2		—	Indenture dated December 6, 2006, between Complete Production Services, Inc. and the Guarantors Named Therein, with Wells Fargo Bank, National Association, as Trustee, for 8% Senior Notes due 2016	Form 8-K, filed December 8, 2006

4.3		—	Registration Rights Agreement dated November 8, 2006 pursuant to Stock Purchase Agreement dated November 8, 2006 among Complete Production Services, Inc., Integrated Production Services, LLC and Pumpco Services Inc. and Each Seller Listed on Schedule I Thereto	Form 8-K, filed November 14, 2006

4.4		—	First Supplemental Indenture, dated August 28, 2007, among Complete Production Services, Inc., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10.1		—	Form of Indemnification Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.2*	—	Employment Agreement dated as of June 20, 2005 with Joseph C. Winkler	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.3		—	Amended and Restated Stockholders’ Agreement by and among Complete Production Services Inc. and the stockholders listed therein	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10.4		—	Combination Agreement dated as of August 9, 2005, with Complete Energy Services, Inc., I.E. Miller Services, Inc. and Complete Energy Services, LLC and I.E. Miller Services, LLC	Form S-1, filed September 30, 2005, (file no. 333-128750)

10.5		—	Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.6*	—	Integrated Production Services, Inc. 2001 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.7*	—	Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.8*	—	First Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.9*	—	Second Amendment to Complete Energy Services, Inc. 2003 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.10*	—	Amended and Restated Integrated Production Services, Inc. 2003 Parchman Restated Stock Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.11*	—	Amended and Restated 2001 Stock Incentive Plan	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10	.12*	—	Amendment No. 1 to the Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan	Form 10-K, filed March 9, 2007 (file no. 001-32858)

10	.13*	—	I.E. Miller Services, Inc. 2004 Stock Incentive Plan	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10.14		—	Strategic Customer Relationship Agreement	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.15*	—	Form of Restricted Stock Grant Agreement (Employee)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.16*	—	Form of Restricted Stock Grant Agreement (Non-employee Director)	Form S-1/A, filed November 15, 2005, (file no. 333-128750)

10	.17*	—	Form of Non-Qualified Option Grant Agreement (Executive Officer)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10.18		—	Form of Non-Qualified Option Grant Agreement (Non-Employee Director)	Form S-1/A, filed April 4, 2006, (file no. 333-128750)

10	.19*	—	Compensation Package Term Sheet — J. Michael Mayer	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.20*	—	Compensation Package Term Sheet — James F. Maroney, III	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.21*	—	Compensation Package Term Sheet — Kenneth L. Nibling	Form S-1/A, filed March 20, 2006, (file no. 333-128750)

10	.22*	—	Incentive Plan Guidelines for Senior Management	Form 8-K, filed February 22, 2007

10	.23*	—	Form of Non-qualified Stock Option Grant Agreement	Form 8-K, filed February 2, 2007

10	.24*	—	Form of Restricted Stock Agreement — Executive Officer (Post-September 2006)	Form 8-K, filed February 2, 2007

10	.25*	—	Restricted Stock Agreement Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.26*	—	Signature Page for Restricted Stock Agreement — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.27*	—	Non-Employee Director Restricted Stock Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.28*	—	Stock Option Terms and Conditions (Revised 2006) — Employee	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.29*	—	Signature Page for Executive Officers	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.30*	—	Director Option Agreement	Form 10-K, filed March 9, 2007, (file no. 001-32858)

10	.31*	—	Amendment to Employment Agreement, dated March 21, 2007 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.32*	—	Form of Executive Agreement	Form 10-Q, filed May 4, 2007, (file no. 001-32858)

10	.33*	—	Pumpco Services, Inc. 2005 Stock Incentive Plan	Registration Statement on Form S-8, filed March 28, 2007, (file no. 333-141628)

10.34		—	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2006 by and among Complete Production Services, Inc., as U.S. Borrower, Integrated Production Services Ltd., as Canadian Borrower, Wells Fargo Bank, National Association, as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, HSBC Bank Canada, as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and the Lenders party thereto, Wells Fargo Bank, National Association as Lead Arranger and Amegy Bank N.A. and Comerica Bank, as Co-Documentation Agents, effective June 29, 2007.	Form 10-Q, filed August 3, 2007, (file no. 001-32858)

Incorporated by
Exhibit				Reference to the
No.			Exhibit Title	Following

10.35		—	Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated October 9, 2007 but effective October 19, 2007, among Complete Production Services, Inc., Integrated Production Services, Ltd., Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender and HSBC Bank Canada, as administrative agent, swing line lender and issuing lender.	Form 10-Q, filed November 2, 2007, (file no. 001-32858)

10	.36*	—	Complete Production Services, Inc. 2008 Incentive Award Plan	Registration Statement on Form S-8, filed May 22, 2008, (file no. 333-141628)

10	.37*	—	Form of Non-Qualified Stock Option Agreement	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.38*	—	Agreement for Non-Employee Directors	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.39*	—	Form of Signature Page for Stock Option Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.40*	—	Restricted Stock Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.41*	—	Form of Stock Agreement	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.42*	—	Signature Page to the Restricted Stock Award Agreement Terms and Conditions	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.43*	—	Restricted Stock Agreement for Non-Employee Directors	Form 10-Q, filed August 1, 2008, (file no. 001-32858)

10	.44*	—	Retirement Agreement between Complete Production Services, Inc. and J. Michael Mayer, effective October 7, 2008.	Form 8-K, filed October 9, 2008, (file no. 001-32858)

10	.45*	—	Complete Production Services, Inc. Deferred Compensation Plan, effective January 1, 2009	Filed herewith

10	.46*	—	Amended and Restated Employment Agreement, effective December 31, 2008 between Complete Production Services, Inc. and Mr. Joseph C. Winkler	Filed herewith

10	.47*	—	Form of Amended and Restated Complete Production Services Executive Agreement	Filed herewith

21.1		—	Subsidiaries of Complete Production Services, Inc.	Filed herewith

23.1		—	Consent of Grant Thornton LLP	Filed herewith

24.1		—	Power of Attorney (included on signature page)	Filed herewith

31.1		—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management employment agreements, compensatory arrangements or option plans