Form 10-Q
period 2009-03-31
Complete Production Services, Inc.
filed 2009-04-30
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 1-32858

Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1503959

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11700 Katy Freeway, Suite 300 Houston, Texas	77079

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 372-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of April 27, 2009: 76,848,460

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008

	2009	2008
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,778	$19,090
Trade accounts receivable, net	241,745	343,353
Inventory, net	54,690	41,891
Prepaid expenses	15,374	21,472
Tax receivable	27,460	21,328

Total current assets	364,047	447,134
Property, plant and equipment, net	1,114,202	1,166,453
Intangible assets, net of accumulated amortization of $11,898 and $9,985, respectively	21,389	23,262
Deferred financing costs, net of accumulated amortization of $4,655 and $4,186, respectively	11,994	12,463
Goodwill	341,512	341,592
Other long-term assets	4,258	3,973

Total assets	$1,857,402	$1,994,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$324	$3,803
Accounts payable	30,372	57,483
Accrued liabilities	41,725	37,585
Accrued payroll and payroll burdens	19,679	31,293
Accrued interest	16,070	2,754
Notes payable	—	1,353
Deferred tax liabilities	1,435	1,289

Total current liabilities	109,605	135,560
Long-term debt	727,420	843,842
Deferred income taxes	149,457	146,359

Total liabilities	986,482	1,125,761
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 74,981,092 (2008 — 74,766,317) issued	750	748
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	627,486	623,988
Retained earnings	231,744	232,080
Treasury stock, 46,232 (2008 — 35,570) shares at cost	(270)	(202)
Accumulated other comprehensive income	11,210	12,502

Total stockholders’ equity	870,920	869,116

Total liabilities and stockholders’ equity	$1,857,402	$1,994,877

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share data)
Revenue:
Service	$322,917	$404,963
Product	13,764	12,215

	336,681	417,178
Service expenses	211,213	244,987
Product expenses	10,495	7,820
Selling, general and administrative expenses	49,278	44,643
Depreciation and amortization	51,689	39,251

Income before interest and taxes	14,006	80,477
Interest expense	14,458	15,346
Interest income	(10)	(56)

Income (loss) before taxes	(442)	65,187
Taxes	(106)	23,412

Income (loss) from continuing operations	(336)	41,775
Income from discontinued operations (net of tax expense of $0 and $1,296, respectively)	—	2,151

Net income (loss)	$(336)	$43,926

Earnings per share information:
Continuing operations	$(0.00)	$0.58
Discontinued operations	—	0.03

Basic earnings per share	$(0.00)	$0.61

Continuing operations	$(0.00)	$0.57
Discontinued operations	—	0.03

Diluted earnings per share	$(0.00)	$0.60

Weighted average shares:
Basic	74,895	72,562
Diluted	74,895	73,712
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(336)	$43,926
Change in cumulative translation adjustment	(1,292)	(3,646)

Comprehensive income (loss)	$(1,628)	$40,280

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2009 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2008	74,766,317	$748	$623,988	$232,080	$(202)	$12,502	$869,116
Net loss	—	—	—	(336)	—	—	(336)
Cumulative translation adjustment	—	—	—	—	—	(1,292)	(1,292)
Issuance of common stock:
Exercise of stock options	12,514	—	25	—	—	—	25
Expense related to employee stock options	—	—	1,338	—	—	—	1,338
Excess tax benefit from share-based compensation	—	—	15	—	—	—	15
Purchase treasury shares	(10,662)	—	—		(68)	—	(68)
Vested restricted stock	212,923	2	(2)	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,122	—	—	—	2,122

Balance at March 31, 2009	74,981,092	$750	$627,486	$231,744	$(270)	$11,210	$870,920

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income (loss)	$(336)	$43,926
Items not affecting cash:
Depreciation and amortization	51,689	40,582
Deferred income taxes	4,837	13,836
Excess tax benefit from share-based compensation	(15)	(505)
Non-cash compensation expense	3,460	2,186
Loss on non-monetary asset exchange	4,868	—
Other	2,300	1,790
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	99,811	(22,849)
Inventory	(11,270)	2,893
Prepaid expense and other current assets	6,535	(896)
Accounts payable	(27,139)	(13,427)
Accrued liabilities and other	(2,384)	8,348

Net cash provided by operating activities	132,356	75,884

Investing activities:
Business acquisitions, net of cash acquired	—	(9,309)
Additions to property, plant and equipment	(12,828)	(51,332)
Collection of notes receivable	—	2,328
Proceeds from disposal of capital assets	7,156	1,071

Net cash used in investing activities	(5,672)	(57,242)

Financing activities:
Issuances of long-term debt	3,146	101,532
Repayments of long-term debt	(123,047)	(116,902)
Repayment of notes payable	(1,353)	(7,910)
Proceeds from issuances of common stock	25	570
Purchase of treasury shares	(68)	—
Excess tax benefit from share-based compensation	15	505

Net cash used in financing activities	(121,282)	(22,205)

Effect of exchange rate changes on cash	286	368

Change in cash and cash equivalents	5,688	(3,195)
Cash and cash equivalents, beginning of period	19,090	13,681

Cash and cash equivalents, end of period	$24,778	$10,486

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$701	$2,206
Cash paid for taxes	$2,697	$4,495
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2009 and the statements of operations and the statements of comprehensive income for the three months ended March 31, 2009 and 2008, as well as the statement of stockholders’ equity for the three months ended March 31, 2009 and the statements of cash flows for the three months ended March 31, 2009 and 2008. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2008 amounts in order to present these results on a comparable basis with amounts for 2009, including a reclassification of certain payroll benefits and related burdens. For the quarter ended March 31, 2008, we reclassified $2,775 from selling, general and administrative expense to cost of services. This reclassification was made to allocate payroll benefit costs to the cost of services in an effort to insure that these costs and their impact on gross margin were aligned consistently throughout our operating units. In addition, we changed the presentation of capitalized interest at one of our subsidiaries for the quarter ended March 31, 2008, which resulted in a decrease in interest income and an offsetting decrease in interest expense totaling $569. This change had no impact on net interest expense as previously disclosed.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. Accordingly, we have revised our statement of operations for the quarter ended March 31, 2008 to present the operating results of this disposal group as discontinued operations. See Note 9—Discontinued Operations.

2. Accounts receivable:

	March 31,	December 31,
	2009	2008
Trade accounts receivable	$202,442	$292,777
Related party receivables	15,112	11,631
Unbilled revenue	25,206	39,749
Notes receivable	108	283
Other receivables	6,396	4,889

	249,264	349,329
Allowance for doubtful accounts	7,519	5,976

	$241,745	$343,353

3. Inventory:

	March 31,	December 31,
	2009	2008
Finished goods	$27,501	$20,915
Manufacturing parts, materials and other	21,807	16,353
Work in process	6,092	5,333

	55,400	42,601
Inventory reserves	710	710

	$54,690	$41,891

4. Property, plant and equipment:

		Accumulated
March 31, 2009	Cost	Depreciation	Net Book Value
Land	$8,896	$—	$8,896
Buildings	19,824	2,487	17,337
Field equipment	1,334,045	396,544	937,501
Vehicles	151,022	54,306	96,716
Office furniture and computers	16,117	6,770	9,347
Leasehold improvements	22,602	3,568	19,034
Construction in progress	25,371	—	25,371

	$1,577,877	$463,675	$1,114,202

		Accumulated
December 31, 2008	Cost	Depreciation	Net Book Value
Land	$10,078	$—	$10,078
Buildings	20,155	2,097	18,058
Field equipment	1,314,104	359,385	954,719
Vehicles	152,297	49,826	102,471
Office furniture and computers	16,069	6,736	9,333
Leasehold improvements	23,679	3,193	20,486
Construction in progress	51,308	—	51,308

	$1,587,690	$421,237	$1,166,453

     Construction in progress at March 31, 2009 and December 31, 2008 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the three months ended March 31, 2009, we recorded capitalized interest of $354 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
     Effective March 1, 2009, our Canadian subsidiary exchanged certain property, plant and equipment used in our production testing business to Enseco, a competitor, in exchange for certain electric line (e-line) equipment. This exchange was determined to have commercial substance for us and therefore we recorded the new assets acquired at the fair market value of the assets surrendered in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The assets surrendered had a carrying value of $9,284 and we incurred cost to sell totaling approximately $71. We determined the fair value of the assets with the assistance of a third-party appraiser, assuming an orderly liquidation methodology, to be $4,487, resulting in a loss on the exchange of $4,868. Of the total value assigned to the new assets, $4,209 was included in property, plant and equipment and $279 was included in inventory in the accompanying balance sheet as of March 31, 2009. The fair market value of the assets received was determined to be $5,497, using the same methodology applied to the assets surrendered. We believe that these e-line assets will generate cash flows in excess of the cash flows that would have been received from the production testing assets due to relatively higher demand from our customers for e-line services.
     Effective March 31, 2009, we entered into a sale-leaseback transaction with Agua Dulce, LLC, through which we sold a facility and approximately 50 acres of real property located near Rock Springs, Wyoming for $3,827. The sales price approximated the net book value of the facility, which is currently under construction, and the land resulting in an insignificant gain on the transaction which has been included as a component of selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2009. In addition, the buyer agreed to fund the completion of the construction of the facility. Effective April 1, 2009, we became party to the lease agreement which requires monthly operating lease payments for a term of 10 years, with an option to extend the lease term for an additional 10 years. The rental rate adjusts for construction draws to date divided ratably over the remaining lease term. The lease term began on April 1, 2009 and the first monthly rental was $35. We will also incur additional lease costs related to certain operating costs, taxes and insurance for the facility over the term of the lease.
5. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee. At December 31, 2008, this note balance totaled $1,353 and was classified as a current liability. We paid this note in full during the first quarter of 2009. We expect to renew our insurance policies in May 2009 and to enter into a similar financing arrangement.
6. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2009 and December 31, 2008:

	2009	2008
U.S. revolving credit facility (a)	$70,000	$186,000
Canadian revolving credit facility (a)	7,212	7,495
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes (c)	—	3,450
Capital leases and other	532	700

	727,744	847,645
Less: current maturities of long-term debt and capital leases	324	3,803

	$727,420	$843,842

(a)	We maintain a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provides for a $360,000 U.S. revolving credit facility that matures in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in December 2011. The U.S. revolving credit facility includes a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars, Pounds Sterling, Euros and other currencies approved by the lenders.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2009.

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

Borrowings under the U.S. revolving facility bore interest at 1.8% and the Canadian revolving credit facility bore interest at rates ranging from 2.8% to 4.0%, or a weighted average of 3.0% at March 31, 2009. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $43,699, which reduced the available borrowing capacity as of March 31, 2009. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through March 31, 2009. Our available borrowing capacity under the U.S. and Canadian revolving facilities at March 31, 2009 was $246,301 and $32,788, respectively.

(b)	On December 6, 2006, we issued 8.0% senior notes with a face value of $650,000 through a private placement of debt. These notes mature in 10 years, on December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15, of each year, which commenced on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) limit our ability to purchase or redeem stock or subordinated debt; (6) limit our ability to enter into transactions with affiliates; (7) limit our ability to merge with or into other companies or transfer all or substantially all of our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the Securities and Exchange Commission which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of the notes for publicly traded notes on July 25, 2007. On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture. Effective April 1, 2009, we entered into a second supplement to this indenture whereby additional domestic subsidiaries became guarantors under the indenture.

(c)	We issued subordinated seller notes totaling $3,450 in 2004 related to certain business acquisitions. These notes bore interest at 6% and were to mature in March 2009. In March 2009, we repaid the outstanding principal associated with these note agreements totaling $3,450 upon maturity.
7. Stockholders’ equity:
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
     We account for our stock-based compensation awards pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R, whereby we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. We record stock compensation expense associated with our stock-based compensation awards pursuant to SFAS No. 123R in accordance with the transition guidance of that statement, as further described in our Annual Report on Form 10-K as of December 31, 2008.
     Effective January 30, 2009, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 1,287,008 shares of non-vested restricted stock on January 30, 2009 at a grant price of $6.41 per share and 4,000 shares of non-vested restricted stock on March 16, 2009 at a grant price of $2.64 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $8,260 ratably over the three-year vesting periods. In addition, we granted 905,300 stock options to purchase shares of our common stock at an exercise price of $6.41 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. The fair value of the stock options granted during the three months ended March 31, 2009 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Three Months Ended
March 31,
2009
Assumptions:
Risk-free rate	0.89% to 1.75%
Expected term (in years)	2.2 to 5.1
Volatility	28.6%

Calculated fair value per option	$1.14 to $1.84
     We completed our initial public offering in April 2006. Prior to the second quarter of 2008, we did not have sufficient historical market data in order to determine the volatility of our common stock. In accordance with the provisions of SFAS No. 123R, we analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted prior to the second quarter of 2008. For stock options granted during or after the second quarter of 2008, we calculated an average volatility factor for our common stock for the period from April 21, 2006 through the respective quarter end. These volatility calculations were then applied to compute the fair market value of stock option grants during the second quarter of 2008 and thereafter.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,469 over the vesting period of these 2009 stock option grants. For the quarter ended March 31, 2009, we have recognized expense related to these stock option grants totaling $82, which represents a reduction of net income before taxes. The impact on net loss for the quarter ended March 31, 2009 was an increase of $62, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,387 as of March 31, 2009 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended March 31, 2009 and 2008, we recognized compensation expense associated with all stock option awards totaling $1,338 and $1,266, respectively, resulting in an increase in net loss of $1,017 and a reduction in net income of $810, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended March 31, 2009 and 2008. Total unrecognized compensation expense associated with outstanding stock option awards at March 31, 2009 was $4,617, or $2,863, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2008 to March 31, 2009 and a summary of stock options outstanding by exercise price range at March 31, 2009:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2008	2,746,512	$15.33
Granted	905,300	$6.41
Exercised	(12,514)	$2.00
Cancelled	(35,266)	$23.45

Balance at March 31, 2009	3,604,032	$13.05

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	March 31,	Remaining	Exercise	March 31,	Remaining	Exercise
Range of Exercise Price	2009	Life (months)	Price	2009	Life (months)	Price
$2.00	41,051	4	$2.00	41,051	4	$2.00
$4.48 – $4.80	59,262	11	$4.78	59,262	11	$4.78
$5.00	127,865	43	$5.00	82,032	39	$5.00
$6.41 – $8.16	1,509,533	100	$6.53	448,222	71	$6.69
$11.66	288,755	78	$11.66	288,755	78	$11.66
$15.90	345,000	106	$15.90	115,000	94	$15.90
$17.60 – $19.87	657,687	94	$19.83	398,007	94	$19.83
$22.55 – $24.07	472,879	85	$23.95	243,356	85	$23.95
$26.26 – $27.11	45,000	98	$26.35	15,000	98	$26.35
$29.88	40,000	110	$29.88	—	—	—
$34.19	17,000	111	$34.19	—	—	—

	3,604,032	91	$13.05	1,690,685	76	$13.66

     The total intrinsic value of stock options exercised during the quarter ended March 31, 2009 was $39. The total intrinsic value of all in-the-money vested outstanding stock options at March 31, 2009 was $43. Assuming all stock options outstanding at March 31, 2009 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $43.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock, based on the fair value of the shares on the date of grant, ratably over the applicable vesting periods. At March 31, 2009, amounts not yet recognized related to non-vested restricted stock totaled $16,218, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $7,724 related to grants during the three months ended March 31, 2009. We recognized compensation expense associated with non-vested restricted stock totaling $2,122 and $921for the quarters ended March 31, 2009 and 2008, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2008 to March 31, 2009:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2008	789,191	$19.95
Granted	1,291,008	$6.40
Vested	(202,169)	$21.64
Forfeited	—	—

Balance at March 31, 2009	1,878,030	$10.45

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. On January 31, 2009, we purchased 10,662 shares of our $0.01 par value common stock at a cost of $68, or $6.37 per share, pursuant to this provision. These shares were included as treasury stock at cost in the accompanying balance sheet as of March 31, 2009. We expect to purchase additional shares in the future pursuant to this plan provision.

8. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters ended March 31, 2009 and 2008:

	Quarter Ended
	March 31,
	2009	2008
	(In thousands)
Weighted average basic common shares outstanding	74,895	72,562
Effect of dilutive securities:
Employee stock options	—	797
Non-vested restricted stock	—	353

Weighted average diluted common and potential common shares outstanding	74,895	73,712

     For the three months ended March 31, 2009, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters ended March 31, 2009 and 2008. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 5,147,144 shares and 348,161 shares for the quarters ended March 31, 2009 and 2008, respectively.
9. Discontinued operations:
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain business assets located primarily in north Texas which included our product supply stores, certain drilling logistics assets and other completion and production services assets. Although this sale did not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the disposal group did represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We revised our financial statements, pursuant to SFAS No. 144, and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations. We ceased depreciating the assets of this disposal group in May 2008 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $200. In addition, we allocated $11,109 of goodwill associated with the original formation of Complete Production Services, Inc. to this business. Our company was formed from the combination of three entities under common control in September 2005, which resulted in goodwill of $93,792. Of this amount, $11,109 was deemed to be attributable to this disposal group and was impaired as of the date of the transaction. Thus, this amount has been included in the calculation of the loss on the sale of this disposal group.
     On May 19, 2008, we completed the sale of the disposal group for $50,150 in cash and we received assets with a fair market value of $7,987. In addition, we retained the receivables and payables associated with the operating results of these entities as of the date of the sale. The carrying value of the related net assets was approximately $51,353 on May 19, 2008, excluding allocated goodwill of $11,109. We recorded a loss of $6,935 associated with the sale of this disposal group, which represents the excess of the carrying value of the assets less selling costs over the sales price and a charge of approximately $2,610 related to income tax on the transaction. The income tax on the disposal was primarily attributable to the $11,109 of allocated goodwill which was non-deductible for tax purposes and resulted in a taxable gain on the disposal. We sold this disposal group to Select Energy Services, L.L.C., an oilfield service company located in Gainesville, Texas which is owned by a former officer of one of our subsidiaries. Pursuant to the agreement, we sublet office space to Select Energy Services, L.L.C., and provide certain administrative functions for a period of one year at an agreed-upon rate for services per hour. Proceeds from the sale of this disposal group were used to repay outstanding borrowings under our U.S. revolving credit facility and for other general corporate purposes.

     The following table summarizes operating results for the disposal group for the three months ended March 31, 2008:

Three
Months
Ended
March 31,
2008
Revenue	$38,085
Income before taxes	$3,457
Net income	$2,151
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
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of March 31, 2009. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended March 31, 2009
Revenue from external customers	$287,526	$35,391	$13,764	$—	$336,681
Inter-segment revenues	$24	$285	$807	$(1,116)	$—
EBITDA, as defined	$66,224	$6,887	$2,551	$(9,967)	$65,695
Depreciation and amortization	$44,926	$5,548	$634	$581	$51,689

Operating income (loss)	$21,298	$1,339	$1,917	$(10,548)	$14,006
Capital expenditures	$12,700	$—	$40	$88	$12,828

As of March 31, 2009
Segment assets	$1,513,228	$225,894	$52,856	$65,424	$1,857,402

Quarter Ended March 31, 2008
Revenue from external customers	$351,652	$53,311	$12,215	$—	$417,178
Inter-segment revenues	$84	$105	$6,039	$(6,228)	$—
EBITDA, as defined	$112,176	$12,217	$3,290	$(7,955)	$119,728
Depreciation and amortization	$33,730	$4,416	$546	$559	$39,251

Operating income (loss)	$78,446	$7,801	$2,744	$(8,514)	$80,477
Capital expenditures	$42,268	$8,471	$345	$248	$51,332

As of December 31, 2008
Segment assets	$1,639,399	$251,015	$52,048	$52,415	$1,994,877

     The following table reconciles segment information for our business segments as originally reported for the three months ended March 31, 2008, to the information revised for discontinued operations:

	Original	Discontinued	Revised
Quarter Ended March 31, 2008	Presentation	Operations	Presentation
Completion and production services:
Revenue from external customers	$356,748	$5,096	$351,652

EBITDA, as defined	$113,056	$880	$112,176
Depreciation and amortization	34,123	393	33,730

Operating income	$78,933	$487	$78,446

Drilling services:
Revenue from external customers	$60,987	$7,676	$53,311

EBITDA, as defined	$13,795	$1,578	$12,217
Depreciation and amortization	5,125	709	4,416

Operating income	$8,670	$869	$7,801

Product Sales:
Revenue from external customers	$37,528	$25,313	$12,215

EBITDA, as defined	$5,614	$2,324	$3,290
Depreciation and amortization	775	229	546

Operating income	$4,839	$2,095	$2,744

     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income (loss) from continuing operations for the quarters ended March 31, 2009 and 2008:

	Quarters Ended
	March 31,
	2009	2008
Segment operating income	$14,006	$80,477
Interest expense	14,458	15,346
Interest income	(10)	(56)
Income taxes	(106)	23,412

Net income (loss) from continuing operations	$(336)	$41,775

     Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2008	$333,628	$5,563	$2,401	$341,592
Contingency adjustment and other	(80)	—	—	(80)

Balance at March 31, 2009	$333,548	$5,563	$2,401	$341,512

(a)	The contingency adjustment represents a reclassification of costs associated with a prior year acquisition, with no impact on net income as previously reported.
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
12. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008; (2) unaudited condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008; and (3) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008.
Condensed Consolidating Balance Sheet
March 31, 2009

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$23,468	$1,292	$6,380	$(6,362)	$24,778
Trade accounts receivable, net	994	208,786	31,965	—	241,745
Inventory, net	—	40,130	14,560	—	54,690
Prepaid expenses	1,210	13,062	1,102	—	15,374
Tax receivable	26,788	—	672	—	27,460

Total current assets	52,460	263,270	54,679	(6,362)	364,047
Property, plant and equipment, net	4,709	1,054,153	55,340	—	1,114,202
Investment in consolidated subsidiaries	903,598	88,611	—	(992,209)	—
Inter-company receivable	718,394	—	81	(718,475)	—
Goodwill	55,473	283,181	2,858	—	341,512
Other long-term assets, net	13,946	20,403	3,292	—	37,641

Total assets	$1,748,580	$1,709,618	$116,250	$(1,717,046)	$1,857,402

Current liabilities
Current maturities of long-term debt	$—	$313	$11	$—	$324
Accounts payable	565	27,384	8,785	(6,362)	30,372
Accrued liabilities	16,266	17,280	8,179	—	41,725
Accrued payroll and payroll burdens	1,559	17,017	1,103	—	19,679
Accrued interest	16,030	—	40	—	16,070
Current deferred tax liabilities	1,435	—	—	—	1,435

Total current liabilities	35,855	61,994	18,118	(6,362)	109,605
Long-term debt	720,000	195	7,225	—	727,420
Inter-company payable	—	718,475	—	(718,475)	—
Deferred income taxes	121,805	25,356	2,296	—	149,457

Total liabilities	877,660	806,020	27,639	(724,837)	986,482
Stockholders’ equity
Total stockholders’ equity	870,920	903,598	88,611	(992,209)	870,920

Total liabilities and stockholders’ equity	$1,748,580	$1,709,618	$116,250	$(1,717,046)	$1,857,402

Condensed Consolidating Balance Sheet
December 31, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$25,399	$936	$5,078	$(12,323)	$19,090
Trade accounts receivable, net	201	312,591	30,561	—	343,353
Inventory, net	—	28,051	13,840	—	41,891
Prepaid expenses	1,060	19,375	1,037	—	21,472
Tax receivable	21,021	307	—	—	21,328

Total current assets	47,681	361,260	50,516	(12,323)	447,134
Property, plant and equipment, net	4,956	1,097,241	64,256	—	1,166,453
Investment in consolidated subsidiaries	937,773	88,669	—	(1,026,442)	—
Inter-company receivable	784,125	(502)	—	(783,623)	—
Goodwill	55,354	283,657	2,581	—	341,592
Other long-term assets, net	14,009	22,163	3,526	—	39,698

Total assets	$1,843,898	$1,852,488	$120,879	$(1,822,388)	$1,994,877

Current liabilities
Current maturities of long-term debt	$—	$3,792	$11	$—	$3,803
Accounts payable	2,201	59,052	8,553	(12,323)	57,483
Accrued liabilities	13,422	17,916	6,247	—	37,585
Accrued payroll and payroll burdens	5,362	22,960	2,971	—	31,293
Accrued interest	2,704	—	50	—	2,754
Notes payable	1,353	—	—	—	1,353
Taxes payable	(1,900)	—	1,900	—	—
Current deferred tax liabilities	—	1,289	—	—	1,289

Total current liabilities	23,142	105,009	19,732	(12,323)	135,560
Long-term debt	836,000	299	7,543	—	843,842
Inter-company payable	—	784,125	(502)	(783,623)	—
Deferred tax liabilities	115,641	25,281	5,437	—	146,359

Total liabilities	974,783	914,714	32,210	(795,946)	1,125,761
Stockholders’ equity
Total stockholders’ equity	869,115	937,774	88,669	(1,026,442)	869,116

Total liabilities and stockholders’ equity	$1,843,898	$1,852,488	$120,879	$(1,822,388)	$1,994,877

Condensed Consolidated Statement of Operations Three Months Ended March 31, 2009

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$291,407	$32,667	$(1,157)	$322,917
Product	—	3,983	9,781	—	13,764

	—	295,390	42,448	(1,157)	336,681
Service expenses	—	189,611	22,759	(1,157)	211,213
Product expenses	—	3,337	7,158	—	10,495
Selling, general and administrative expenses.	9,966	30,839	8,473	—	49,278
Depreciation and amortization	391	47,712	3,586	—	51,689

Income from continuing operations before interest and taxes	(10,357)	23,891	472	—	14,006
Interest expense	14,547	1,905	57	(2,051)	14,458
Interest income	(2,057)	(2)	(2)	2,051	(10)
Equity in earnings of consolidated affiliates	(14,787)	(832)	—	15,619	—

Loss from continuing operations before taxes	(8,060)	22,820	417	(15,619)	(442)
Taxes	(7,724)	8,033	(415)	—	(106)

Net income (loss)	$(336)	$14,787	$832	$(15,619)	$(336)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$364,234	$41,821	(1,092)	$404,963
Product	—	635	11,580	—	12,215

	—	364,869	53,401	(1,092)	417,178
Service expenses	—	217,437	28,642	(1,092)	244,987
Product expenses	—	432	7,388	—	7,820
Selling, general and administrative expenses	7,956	32,747	3,940	—	44,643
Depreciation and amortization	322	36,128	2,801	—	39,251

Income from continuing operations before interest and taxes	(8,278)	78,125	10,630	—	80,477
Interest expense	16,190	2,762	178	(3,784)	15,346
Interest income	(3,800)	8	(48)	3,784	(56)
Equity in earnings of consolidated affiliates	(54,319)	(7,209)	—	61,528	—

Income from continuing operations before taxes	33,651	82,564	10,500	(61,528)	65,187
Taxes	(10,275)	30,396	3,291	—	23,412

Income from continuing operations	43,926	52,168	7,209	(61,528)	41,775
Income from discontinued operations (net of tax)	—	2,151	—	—	2,151

Net income (loss)	$43,926	$54,319	$7,209	$(61,528)	$43,926

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2009

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(336)	$14,787	$832	$(15,619)	$(336)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(14,787)	(832)	—	15,619	—
Depreciation and amortization	391	47,712	3,586	—	51,689
Other	3,914	5,151	6,385	—	15,450
Changes in operating assets and liabilities, net of effect of acquisitions	60,622	7,999	(9,029)	5,961	65,553

Net cash provided by operating activities	49,804	74,817	1,774	5,961	132,356

Investing activities:
Additions to property, plant and equipment	(88)	(11,754)	(986)	—	(12,828)
Inter-company receipts	65,731	—	421	(66,152)	—
Proceeds from the disposal of capital assets	—	7,066	90	—	7,156

Net cash provided by (used for) investing activities	65,643	(4,688)	(475)	(66,152)	(5,672)

Financing activities:
Issuances of long-term debt	1,641	—	1,505	—	3,146
Repayments of long-term debt	(117,638)	(3,621)	(1,788)	—	(123,047)
Repayments of notes payable	(1,353)	—	—	—	(1,353)
Inter-company borrowings	—	(66,152)	—	66,152	—
Proceeds from issuances of common stock	25	—	—	—	25
Other	(53)	—	—	—	(53)

Net cash provided by (used in) financing activities	(117,378)	(69,773)	(283)	66,152	(121,282)
Effect of exchange rate changes on cash	—	—	286	—	286

Change in cash and cash equivalents	(1,931)	356	1,302	5,961	5,688
Cash and cash equivalents, beginning of period	25,399	936	5,078	(12,323)	19,090

Cash and cash equivalents, end of period	$23,468	$1,292	$6,380	$(6,362)	$24,778

Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
			(in thousands)
Cash provided by:
Net income	$43,926	$54,319	$7,209	$(61,528)	$43,926
Items not affecting cash:
Equity in earnings of consolidated affiliates	(54,319)	(7,209)	—	61,528	—
Depreciation and amortization	322	37,459	2,801	—	40,582
Other	2,152	14,390	765	—	17,307
Changes in operating assets and liabilities, net of effect of acquisitions	42,513	(50,387)	(14,225)	(3,832)	(25,931)

Net cash provided by (used in) operating activities	34,594	48,572	(3,450)	(3,832)	75,884

Investing activities:
Business acquisitions	—	(9,309)	—	—	(9,309)
Additions to property, plant and equipment	(248)	(47,108)	(3,976)	—	(51,332)
Inter-company advances	(2,806)	—	—	2,806	—
Other	—	3,357	42	—	3,399

Net cash used for investing activities	(3,054)	(53,060)	(3,934)	2,806	(57,242)

Financing activities:
Issuances of long-term debt	95,535	—	5,997	—	101,532
Repayments of long-term debt	(115,534)	(369)	(999)	—	(116,902)
Repayments of notes payable	(7,910)	—	—	—	(7,910)
Inter-company borrowings (repayments)	—	3,077	(271)	(2,806)	—
Proceeds from issuances of common stock	570	—	—	—	570
Other	505	—	—	—	505

Net cash provided by financing activities	(26,834)	2,708	4,727	(2,806)	(22,205)
Effect of exchange rate changes on cash	—	—	368	—	368

Change in cash and cash equivalents	4,706	(1,780)	(2,289)	(3,832)	(3,195)
Cash and cash equivalents, beginning of period	8,217	5,606	6,605	(6,747)	13,681

Cash and cash equivalents, end of period	$12,923	$3,826	$4,316	$(10,579)	$10,486

13. Retirement Plans:
     Effective January 1, 2009, we adopted and established the Complete Production Services, Inc. Deferred Compensation Plan, whereby eligible participants, including members of senior management, directors and certain highly-compensated individuals, could defer up to 90% of their compensation and up to 90% of the employees’ annual incentive bonus, or, 100% of director compensation for services rendered, into various investment options pre-tax. For amounts deferred, we will match the contribution dollar-for-dollar up to four percent of compensation minus $10, and we may make other discretionary contributions pursuant to resolutions of this plan’s administrative committee. Participants immediately vest in amounts deferred as well as any matching or discretionary contributions we make. Participants bear the risk of loss associated with investment gains or losses. We intend that this plan will meet all the requirements necessary to be a nonqualified, unfunded, unsecured plan of deferred compensation within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. For the quarter ended March 31, 2009, we expensed $10 of matching contributions associated with this deferred compensation plan.
     In response to current market conditions, we announced to our employees in February 2009 that we will be suspending matching contributions to our 401(k) plans and deferred compensation plan beginning in May 2009, until further notification.

14. Recent accounting pronouncements and authoritative literature:
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement became effective on January 1, 2009 and must be applied prospectively. We adopted SFAS No. 141R on January 1, 2009 with no impact on our financial position, results of operations and cash flows.
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
     In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance becomes effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.
15. Subsequent Events:
     On October 8, 2008, our former senior vice president and chief financial officer announced his retirement from Complete effective October 15, 2008. In connection with the retirement, we entered into an agreement with this former officer to pay a lump sum payment of $1,043, plus a 2008 bonus payment and certain other payroll benefits. In addition, we accelerated vesting as of October 15, 2008 of 63,899 outstanding unvested stock options and 45,754 outstanding unvested shares of restricted stock held by the former officer, and extended the exercise period for 63,900 outstanding stock options from January 15, 2009 to October 15, 2009. On April 16, 2009, we paid $1,526 in settlement of our obligations pursuant to this retirement agreement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. Other factors that could cause our actual results to differ from our projected results are described in: (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements.
     Reference to “Complete,” the “Company,” “we,” “our” and similar phrases used throughout this Quarterly Report on Form 10-Q relate collectively to Complete Production Services, Inc., and its consolidated subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2009 and for the quarters ended March 31, 2009 and 2008, included elsewhere herein.
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
     We consider the drilling and well service rig counts to be an indication of spending by our customers in the oil and gas industry for exploration and development of new and existing hydrocarbon reserves. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels or are increasing. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
AVERAGE RIG COUNTS

	Quarter	Quarter	Year
	Ended	Ended	Ended
	3/31/09	3/31/08	12/31/08
BHI Rotary Rig Count:
U.S. Land	1,287	1,712	1,814
U.S. Offshore	57	58	65

Total U.S	1,344	1,770	1,879
Canada	332	516	382

Total North America	1,676	2,286	2,261

Source: BHI (www.BakerHughes.com.)

	Quarter	Quarter	Year
	Ended	Ended	Ended
	3/31/09	3/31/08	12/31/08
Weatherford/AESC Service Rig Count (Active Rigs):
United States	1,975	2,463	2,515
Canada	548	716	686

Total North America	2,523	3,179	3,201

Source: Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”

Outlook
     Since our initial public offering, which became effective in April 2006, our growth strategy has been focused on internal growth in the basins in which we currently operate, as we sought to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we have sought new basins in which to replicate this approach and augmented our internal growth with strategic acquisitions. During the fourth quarter of 2008, we noticed a decline in drilling and exploration expenditures by our customers following the significant decline in oil and gas commodity prices, as well as an overall decline in the general U.S. economy, which included tighter debt and equity markets and reduced availability of credit for investment by our customers. For the first quarter of 2009, we have decreased our level of internal capital investment compared to the prior quarter, as well as compared to the same period in the prior year, and have implemented certain cost-saving measures including headcount reductions, while remaining responsive to our customers’ needs for quality services. Our short-term strategy is to focus on cost savings, increase operating cash flow and maintain our financing relationships to manage our debt levels, while we continue to evaluate market trends in the oil and gas industry and remain in communication with our customers to ensure that we continue to provide quality service.
•	Internal Capital Investment. Our internal expansion activities have generally consisted of adding equipment and qualified personnel in locations where we have established a presence. We have grown our operations in many of these locations by expanding services to current customers, attracting new customers and hiring personnel with local basin-level expertise and leadership recognition. Depending on customer demand, we will consider adding equipment to further increase the capacity of services currently being provided and/or add equipment to expand the services we provide. In response to the current market conditions, we have reduced our capital investment for the first quarter of 2009 to $12.8 million, as compared to $51.3 million for the same period in 2008. Our significant investment in capital equipment in recent years has resulted in a relatively newer fleet than many of our competitors. Therefore, we expect our capital investment requirements for maintenance capital to be relatively insignificant during fiscal 2009.

•	External Growth. We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We have completed several acquisitions in recent years. These acquisitions affect our operating performance period to period. Accordingly, comparisons of revenue and operating results are not necessarily comparable and should not be relied upon as indications of future performance. We have not invested cash consideration in new business acquisitions during the first quarter of 2009 as we assess current market conditions, but we intend to continue to evaluate acquisition opportunities that are beneficial to our long-term strategic goals, while considering short-term objectives to maximize cash flow and maintain our market share.
     Natural gas prices have declined from 2008 levels and rotary rig counts have recently declined. These changes are likely the result of a number of macro-economic factors, such as an excess supply of natural gas, lower demand for oil and gas, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy, including the current global financial crisis, which has contributed to significant reductions in available capital and liquidity from banks and other providers of credit. Consistent with these trends, we have experienced a significant decline in utilization of our assets and pricing for our products and services during late 2008 and thus far in 2009, and we anticipate that lower commodity prices and activity levels will continue to adversely impact our results due to pricing pressure and lower utilization rates throughout 2009. We recorded non-cash impairment charges of $272.0 million and $13.1 million at December 31, 2008 and 2007, respectively. If market conditions continue to deteriorate, we may be required to record future impairment charges related to goodwill and other long-term assets. Although we cannot determine the depth or duration of the decline in activity in the oil and gas industry, we believe the overall long-term outlook for North American oilfield activity and our business remains favorable, especially in the basins in which we operate. However, we believe that natural gas commodity prices will remain relatively low for the duration of 2009.
     We, and many of our competitors, have invested in new equipment in recent years. As more of this equipment is available to be placed into service and oilfield activities decline, there will be excess capacity in the industry, which has and will likely continue to negatively impact our utilization rates and pricing for certain service offerings. Our equipment fleet is relatively new, as we have made significant investments in new equipment over the past few years. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As equipment enters the marketplace or competition for existing customers increases, we believe our customers will rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategy.
Recent Transactions
     On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.4 million in cash, net of cash acquired, which includes a working capital adjustment of $1.6 million and recorded goodwill of $15.4 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We spent an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, our total investment in this operation was approximately $82.4 million. We believe this acquisition expanded our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.
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
     On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC, a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57.2 million in cash and prepaid an additional $1.0 million related to an employee retention bonus pool. We also recorded goodwill totaling $21.9 million. The purchase price allocation associated with this acquisition has not yet been completed. This acquisition extended our geographic reach into the Haynesville Shale area.
     On October 4, 2008, we acquired substantially all of the assets of Appalachian Wells Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, and includes a service area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $50.1 million in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We expect to invest an additional $6.5 million to complete a frac fleet at this location and have an option to purchase real property for approximately $0.6 million. In addition, we have entered into an agreement under which we may be required to pay up to an additional $5.0 million in cash consideration during the earn-out period which extends through 2010, based upon the results of operations of various service lines acquired. The purchase price allocation associated with this acquisition has not yet been finalized. We recorded goodwill of approximately $27.5 million associated with this acquisition. We believe this acquisition created a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Shale.
     In March 2009, our Canadian subsidiary exchanged certain non-monetary assets at a net book value of $9.3 million related to our production testing business for certain e-line assets of a competitor. We recorded a non-cash loss on the transaction of $4.9 million, which represented the difference between the carrying value and the fair market value of the assets surrendered. We believe the e-line assets will generate incremental future cash flows compared to the production testing assets exchanged.

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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2009.
Results of Operations (Continuing Operations)

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2009/	2009/
	3/31/09	3/31/08	2008	2008
	(unaudited, in thousands)
Revenue:
Completion and production services	$287,526	$351,652	$(64,126)	(18%)
Drilling services	35,391	53,311	(17,920)	(34%)
Product sales	13,764	12,215	1,549	13%

Total	$336,681	$417,178	$(80,497)	(19%)

EBITDA:
Completion and production services	$66,224	$112,176	$(45,952)	(41%)
Drilling services	6,887	12,217	(5,330)	(44%)
Product sales	2,551	3,290	(739)	(22%)
Corporate	(9,967)	(7,955)	(2,012)	25%

Total	$65,695	$119,728	$(54,033)	(45%)

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters ended March 31, 2009 and 2008 to the most comparable U.S. GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended March 31, 2009
EBITDA, as defined	$66,224	$6,887	$2,551	$(9,967)	$65,695
Depreciation and amortization	$44,926	$5,548	$634	$581	$51,689

Operating income (loss)	$21,298	$1,339	$1,917	$(10,548)	$14,006

Quarter Ended March 31, 2008
EBITDA, as defined	$112,176	$12,217	$3,290	$(7,955)	$119,728
Depreciation and amortization	$33,730	$4,416	$546	$559	$39,251

Operating income (loss)	$78,446	$7,801	$2,744	$(8,514)	$80,477

     Below is a detailed discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008 (Unaudited)
     Revenue
     Revenue from continuing operations for the quarter ended March 31, 2009 decreased by $80.5 million, or 19%, to $336.7 million from $417.2 million for the same period in 2008. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $64.1 million, or 18%, for the quarter primarily due to an overall decline in investment by our customers in oil and gas exploration and development activities resulting from lower oil and gas commodity prices and concerns over the availability of credit for such investment. We experienced a decline in revenues on a year-over-year basis due to lower utilization and pricing for each of our service offerings. This overall decline in revenue was partially offset by incremental revenues earned as a result of equipment placed into service throughout 2008 and into early 2009, as well as the contribution of several businesses acquired in 2008.

•	Drilling Services. Segment revenue decreased $17.9 million, or 34%, for the quarter primarily due to the overall decline in oilfield service activities during the first quarter of 2009 compared to the same period in 2008. Lower utilization rates and pricing pressure impacted our rig logistics and drilling businesses.

•	Product Sales. Segment revenue increased $1.5 million, or 13%, for the quarter due primarily to a larger volume of third-party sales at our repair and fabrication shop in north Texas during the first quarter of 2009 compared to the same period in 2008. Revenues declined for our Southeast Asian business during the first quarter of 2009 compared to the same period in 2008 due to a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses decreased $31.1 million, or 12%, to $221.7 million for the quarter ended March 31, 2009 from $252.8 million for the quarter ended March 31, 2008. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended March 31, 2009 and 2008:

Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
	3/31/09	3/31/08	Change
Segment:
Completion and production services	65%	59%	(6%)
Drilling services	70%	69%	(1%)
Product sales	76%	64%	(12%)
Total	66%	61%	(5%)
     Service and product expenses as a percentage of revenue increased for the quarter ended March 31, 2009 compared to the same period in 2008. Margins by business segment were primarily impacted by lower utilization and pricing as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the quarter ended March 31, 2009 to the same period in 2008. The overall decline in activity levels in the oil and gas industry, which began in late 2008 and continued through the first quarter of 2009, resulted in lower utilization of our equipment and services, and led to an increase in competition from other service providers which contributed to pricing pressure in all of our completion and production service lines. To defray the impact of this overall decline in activity levels, we have implemented cost-saving measures including headcount reductions, payroll concessions and have sought price concessions from our vendors. Our year-over-year results for this business segment were also impacted by the timing of acquisitions during 2008, each of which contributed a full-quarter of costs for the quarter ended March 31, 2009, but had little or no impact for the same period in 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased slightly for the quarter ended March 31, 2009 compared to the same period in 2008 due to: (1) lower utilization of our equipment due to significantly reduced activity levels by our customers, and (2) lower pricing for our contract drilling and drilling logistics businesses on a year-over-year basis.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the quarter ended March 31, 2009 compared to the same period in 2008 due to the mix of products sold for the relative periods, as the 2008 results included several higher margin projects associated with our Southeast Asian operations when compared to the first quarter of 2009. Additionally, on a year-over-year basis, a larger proportion of the revenues and related costs for the product sales segment for the first quarter of 2009 were provided by our repair and fabrication facility in north Texas at lower margins relative to our Southeast Asian business.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $4.6 million, or 10%, for the quarter ended March 31, 2009 to $49.3 million from $44.6 million during the quarter ended March 31, 2008. The increase in expense was primarily due to the loss on the exchange of certain non-monetary assets in Canada which totaled $4.9 million during the quarter ended March 31, 2009. Also impacting the selling, general and administrative expense levels in 2009 was an increase in expense associated with: (1) the timing of businesses acquired during 2008 which provided a full-quarter of expense for the first quarter of 2009 but little or no expense associated with the same period in 2008, (2) higher stock-based compensation costs, and (3) higher bad debt expense. These expense increases were partially offset by overall cost-saving measures which included headcount reductions, payroll reductions and lower costs from outside service providers. Excluding the impact of the non-monetary asset exchange in Canada, as a percentage of revenues, selling, general and administrative expense was 13% and 11% for the quarters ended March 31, 2009 and 2008, respectively.

     Depreciation and Amortization
     Depreciation and amortization expense increased $12.4 million, or 32%, to $51.7 million for the quarter ended March 31, 2009 from $39.3 million for the quarter ended March 31, 2008. The increase in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended March 31, 2009, which totaled approximately $215.3 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2008, some of which did not contribute a full-quarter of depreciation expense during the first quarter of 2008 due to the timing of the acquisitions. Amortization expense increased during the quarter ended March 31, 2009 compared to the same period in 2008 as a result of the amortization of intangible assets associated with business acquisitions in 2008. As a percentage of revenue, depreciation and amortization expense increased to 15% from 9% for the quarters ended March 31, 2009 and 2008, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent periods due to the significant investment in capital expenditures made throughout the last three years and the overall decline in activity levels that began in late 2008.
     Interest Expense
     Interest expense decreased $0.9 million, or 6%, to $14.5 million for the quarter ended March 31, 2009 from $15.3 million for the quarter ended March 31, 2008. The decrease in interest expense was attributable to a decrease in the average amount of debt outstanding during the first quarter of 2009 and lower interest rates in 2009 compared to 2008. The weighted-average interest rate of borrowings outstanding at March 31, 2009 and 2008 was 7.4% and 7.5%, respectively.
     Taxes
     Tax expense is comprised of current income taxes and deferred income taxes. The current and deferred taxes added together provide an indication of an effective rate of income tax. We recorded a tax benefit for the quarter ended March 31, 2009 at an effective rate of 24% and tax expense of $23.4 million for the quarter ended March 31, 2008 at an effective rate of 36%. The lower effective tax rate in 2009 was due to the significant decrease in taxable income for federal income tax purposes, resulting in a loss for the period and an overall tax benefit, partially offset by the effect of state and provincial taxes such as the Texas margin tax and Pennsylvania state income tax. Pennsylvania is a new market entered during the fourth quarter of 2008. In addition, a larger portion of our taxable income is expected to be earned in international locations during 2009 compared to 2008, and the international tax rates for the areas in which we operate are lower than the U.S. statutory tax rate. The lower effective rate for the quarter ended March 31, 2009 was partially offset by the more favorable impact of the domestic production activities deduction in the quarter ended March 31, 2008 when compared to the first quarter of 2009.
     Discontinued Operations
     On May 19, 2008, we sold certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets. Net income earned by this disposal group during the quarter ended March 31, 2008 totaled $2.2 million.
Liquidity and Capital Resources
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on the availability of credit from a number of financial institutions. At this point in time, our liquidity has not been materially impacted by the current credit environment. We are not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact that any further disruption in the credit environment would have on us.
     Our primary liquidity needs are to fund capital expenditures and general working capital needs. In addition, we have historically obtained capital to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt that was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering.

     We anticipate that we will rely on cash generated from operations, borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources, or funds received from a newly amended credit facility which could be required if it becomes apparent that we will violate certain debt covenants, should be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. We believe that our operating cash flows and availability under an amended revolving credit facility will be sufficient to fund our operations for the next twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.
     As of March 31, 2009, we had working capital of $254.4 million and cash and cash equivalents of $24.8 million, as compared to working capital of $311.6 million and cash and cash equivalents of $19.1 million at December 31, 2008. Our working capital decreased during the three months ended March 31, 2009 due to an overall decline in activity during the first quarter of 2009 compared to the prior quarter and the timing of cash receipts related to the collection of trade receivables and cash disbursements for current trade payables.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash flows provided by (used in):
Operating activities	$132,356	$75,884
Investing activities	(5,672)	(57,242)
Financing activities	(121,282)	(22,205)
     Net cash provided by operating activities increased $56.5 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. This increase in operating cash flows in 2009 reflects an increase in cash receipts due primarily to collections of outstanding accounts receivable, with lower activity levels resulting in a decline in billings and revenues. Concurrent with the decrease in activity levels, accounts payable balances decreased relative to the prior quarter, as older payables clear and fewer new payables have been recorded. Operating cash flows were also impacted by the timing of business acquisitions throughout 2008.
     Net cash used in investing activities declined by $51.6 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Of this decrease, $38.5 million was due to a reduction in the funds used to invest in capital equipment, which was $51.3 million for the first quarter of 2008 compared to $12.8 million for the first quarter of 2009. We decreased our overall capital expenditures budget for 2009 in response to the decline in commodity prices and anticipated activity levels. We expect to expend significantly less for capital expenditures in fiscal 2009 compared to fiscal 2008. In addition, we invested $9.3 million in a business acquisition for the quarter ended March 31, 2008, with no corresponding business acquisitions for the first quarter of 2009. We do not anticipate completing acquisitions for cash consideration until market conditions stabilize, but will continue to evaluate the acquisition of complementary businesses. We will evaluate each acquisition opportunity based upon the circumstances and our financing capabilities at that time.
     Net cash used by financing activities was $121.3 million for the quarter ended March 31, 2009 compared to $22.2 million for the quarter ended March 31, 2008. We repaid long-term borrowings under our debt facilities totaling $123.0 million for the quarter ended March 31, 2009. The primary source of these funds during the first quarter of 2009 was cash flow from operations. For the quarter ended March 31, 2008, we borrowed $101.5 million and repaid $116.9 million, a net repayment of $15.4 million, under our debt facilities. The source of funds for this net repayment was cash flow from operations. Borrowings were used to fund capital expenditures, business acquisitions and general corporate needs. For 2009, we are focusing on reducing our long-term debt obligations and improving our overall debt to capitalization ratio. Our long-term debt balances, including current maturities, were $727.7 million and $847.6 million as of March 31, 2009 and December 31, 2008, respectively.

     Dividends
     We did not pay dividends on our $0.01 par value common stock during the three months ended March 31, 2009 or during the years ended December 31, 2008, 2007 and 2006. We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business and to reduce our long-term debt obligations and improve our overall debt to capitalization ratio. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
     Description of Our Indebtedness
     Senior Notes.
     On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes have a maturity of 10 years, with a maturity date of December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, which commenced on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) limit our ability to purchase or redeem stock or subordinated debt; (6) limit our ability to enter into transactions with affiliates; (7) limit our ability to merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale and leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.
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
     On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture. Effective April 1, 2009, we entered into a second supplement to this indenture whereby additional domestic subsidiaries became guarantors under the indenture.
     Credit Facility.
     On December 6, 2006, we amended and restated our existing senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement initially provided for a $310.0 million U.S. revolving credit facility that will mature in December 2011 and a $40.0 million Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that will mature in December 2011. In addition, certain portions of the credit facilities are available to be borrowed in U.S. Dollars, Canadian Dollars, Pounds Sterling, Euros and other currencies approved by the lenders.
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

     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of March 31, 2009. However, there can be no assurance as to our future compliance in light of the very uncertain industry conditions. See “Risk Factors—Risks Related to Our Business and Our Industry” and “Risk Factors—Risks Related to Our Indebtedness, including Our Senior Notes” in our Annual Report on Form 10-K as of December 31, 2008.
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
     Borrowings of $70.0 million and $7.2 million were outstanding under the U.S. and Canadian revolving credit facilities at March 31, 2009, respectively. The U.S. revolving credit facility bore interest at 1.8% at March 31, 2009, and the Canadian revolving credit facility bore interest at rates ranging from 2.8% to 4.0%, or a weighted average of 3.0% at March 31, 2009. For the quarter ended March 31, 2009, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 1.9%. In addition, there were letters of credit outstanding which totaled $43.7 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at March 31, 2009 to $246.3 million. The available borrowing capacity under the Canadian revolving portion of the facility was $32.8 million at March 31, 2009. In addition, we incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. As of April 27, 2009, we had $65.5 million outstanding under our Credit Agreement and letters of credit totaling $38.7 million.

     In accordance with the seller notes issued in conjunction with certain business acquisitions consummated in 2004, we repaid all outstanding principal and interest under these note arrangements totaling $3.5 million upon maturity in March 2009.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2008, except for repayments of approximately $120.0 million of borrowings under our debt facilities, primarily with cash flow from operations.
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
     If we complete business acquisitions in the future, we may use cash from operations, proceeds from future debt or equity offerings and borrowings under our revolving credit facilities for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” which will replace that pronouncement in its entirety. While the revised statement will retain the fundamental requirements of SFAS No. 141, it will also require that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. In addition, the statement provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. This statement became effective on January 1, 2009 and must be applied prospectively. We adopted SFAS No. 141R on January 1, 2009 with no impact on our financial position, results of operations and cash flows.
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
     In January 2009, the FASB issued FSP No. FAS 107-b and APB 28-a, which would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the fair value of financial instruments in interim financial statements as well as annual financial statements. In addition, entities would be required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. This guidance becomes effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.

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
     For the quarter ended March 31, 2009, approximately 5% of our revenues from continuing operations and 3% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2009 by approximately $0.2 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2009 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     Approximately 11% of our debt at March 31, 2009 was structured under floating rate terms and, as such, our interest expense is sensitive to fluctuations in the prime rates in the U.S. and Canada. Based on the debt structure in place as of March 31, 2009, a 100 basis point increase in interest rates relative to our floating rate obligations would increase interest expense by approximately $0.8 million per year and reduce operating cash flows by approximately $0.6 million, net of tax.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.
     There have been no changes to our system of internal control procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended March 31, 2009.

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
Item 1A. Risk Factors.
     Our business faces many risks.  Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder.

(d) Maximum
Number (or
Approximate Dollar
			(c) Total number of	Value) of shares (or
			Shares (or Units)	Units) that May Yet
	(a) Total Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs
January 1 — 31, 2009	10,662	$6.37	10,662	*
*We had 1,878,030 shares of unvested restricted stock outstanding at March 31, 2009. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax burden. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax burdens.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

April 30, 2009	By: /s/ Jose A. Bayardo

Date	Jose A. Bayardo
Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from the Form S-1/A, filed January 18, 2006 (File no. 333-128750))

3.2	—	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K, filed February 27, 2008 (file no. 001-32858))

10.1*	—	Second Supplemental Indenture among the Guarantor Subsidiaries of Complete Production Services, Inc., and Wells Fargo Bank, National Association, as trustee under the Indenture, dated April 1, 2009

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.