Form 10-Q
period 2009-06-30
Complete Production Services, Inc.
filed 2009-08-07
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of August 5, 2009: 77,150,397

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008 (Revised)
(unaudited)

		Revised
	2009	2008
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,033	$18,500
Accounts receivable, net	171,735	335,493
Inventory, net	42,667	38,877
Prepaid expenses	19,536	20,606
Tax receivable	30,107	25,901

Total current assets	286,078	439,377
Property, plant and equipment, net	1,073,410	1,166,686
Intangible assets, net of accumulated amortization of $13,679 and $9,985, respectively	19,516	23,262
Deferred financing costs, net of accumulated amortization of $5,126 and $4,186, respectively	11,523	12,463
Goodwill	341,512	341,592
Other long-term assets	5,711	3,973

Total assets	$1,737,750	$1,987,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$303	$3,803
Accounts payable	24,203	57,483
Accrued liabilities	36,667	38,115
Accrued payroll and payroll burdens	16,411	31,643
Accrued interest	2,815	2,754
Notes payable	5,085	1,353
Income taxes payable	192	—
Deferred tax liabilities	1,437	1,289

Total current liabilities	87,113	136,440
Long-term debt	650,170	843,842
Deferred income taxes	156,844	146,360

Total liabilities	894,127	1,126,642
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,181,429 (2008 — 74,766,317) issued	752	748
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	630,843	623,988
Retained earnings	197,507	223,675
Treasury stock, 53,291 (2008 — 35,570) shares at cost	(325)	(202)
Accumulated other comprehensive income	14,846	12,502

Total stockholders’ equity	843,623	860,711

Total liabilities and stockholders’ equity	$1,737,750	$1,987,353

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Six Months Ended June 30, 2009 and 2008 (Revised)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Revised		Revised
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue:
Service	$221,150	$423,608	$544,067	$825,996
Product	17,248	15,237	31,012	27,452

	238,398	438,845	575,079	853,448
Service expenses	150,773	261,464	361,986	506,950
Product expenses	13,492	10,730	23,987	18,550
Selling, general and administrative expenses	45,633	50,811	94,911	95,454
Depreciation and amortization	51,402	43,063	103,091	82,337

Income before interest and taxes	(22,902)	72,777	(8,896)	150,157
Interest expense	13,899	14,854	28,357	30,200
Interest income	(20)	(101)	(30)	(157)

Income (loss) before taxes	(36,781)	58,024	(37,223)	120,114
Taxes	(10,949)	19,706	(11,055)	42,018

Income (loss) from continuing operations	(25,832)	38,318	(26,168)	78,096
Income from discontinued operations (net of tax expense of $2,569 and $3,865, respectively)	—	(6,857)	—	(4,706)

Net income (loss)	$(25,832)	$31,461	$(26,168)	$73,390

Earnings per share information:
Continuing operations	$(0.34)	$0.52	$(0.35)	$1.07
Discontinued operations	—	(0.09)	—	(0.06)

Basic earnings per share	$(0.34)	$0.43	$(0.35)	$1.01

Continuing operations	$(0.34)	$0.51	$(0.35)	$1.05
Discontinued operations	—	(0.09)	—	(0.06)

Diluted earnings per share	$(0.34)	$0.42	$(0.35)	$0.99

Weighted average shares:
Basic	75,036	73,171	74,966	72,866
Diluted	75,036	74,407	74,966	74,059
Consolidated Statements of Comprehensive Income (Loss)
Quarters and Six Months Ended June 30, 2009 and 2008 (Revised)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
		Revised		Revised
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(25,832)	$31,461	$(26,168)	$73,390
Change in cumulative translation adjustment	3,636	1,107	2,344	(2,539)

Comprehensive income (loss)	$(22,196)	$32,568	$(23,824)	$70,851

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2009 (Revised)
(unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2008 (Revised)	74,766,317	$748	$623,988	$223,675	$(202)	$12,502	$860,711
Net loss	—	—	—	(26,168)	—	—	(26,168)
Cumulative translation adjustment	—	—	—	—	—	2,344	2,344
Issuance of common stock:
Exercise of stock options	41,001	—	88	—	—	—	88
Expense related to employee stock options	—	—	2,392	—	—	—	2,392
Excess tax benefit from share-based compensation	—	—	65	—	—	—	65
Purchase treasury shares	(17,721)	—	—		(123)	—	(123)
Vested restricted stock	391,832	4	(4)	—	—	—	—
Amortization of non-vested restricted stock	—	—	4,314	—	—	—	4,314

Balance at June 30, 2009	75,181,429	$752	$630,843	$197,507	$(325)	$14,846	$843,623

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008 (Revised)
(unaudited)

	Six Months Ended
	June 30,
		Revised
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income (loss)	$(26,168)	$73,390
Items not affecting cash:
Depreciation and amortization	103,091	84,403
Deferred income taxes	10,856	23,491
Loss on the sale of discontinued operations	—	6,782
Excess tax benefit from share-based compensation	(65)	(8,500)
Non-cash compensation expense	6,706	4,817
Loss on non-monetary asset exchange	4,868	—
Provision for/(recoveries of) bad debt expense	4,830	1,108
Loss on retirement of fixed assets	3,293	673
Other	940	791
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	159,442	4,407
Inventory	(1,924)	(2,078)
Prepaid expense and other current assets	6,225	(3,728)
Accounts payable	(33,365)	(7,440)
Accrued liabilities and other	(19,003)	1,887

Net cash provided by operating activities	219,726	180,003

Investing activities:
Business acquisitions, net of cash acquired	—	(71,862)
Additions to property, plant and equipment	(22,760)	(134,381)
Proceeds from the sale of discontinued operations	—	50,150
Collection of notes receivable	—	2,016
Proceeds from disposal of capital assets	8,218	3,602

Net cash used in investing activities	(14,542)	(150,475)

Financing activities:
Issuances of long-term debt	3,204	138,200
Repayments of long-term debt	(200,376)	(173,120)
Repayment of notes payable	(4,220)	(9,940)
Proceeds from issuances of common stock	88	10,998
Purchase of treasury shares	(123)	—
Excess tax benefit from share-based compensation	65	8,500

Net cash used in financing activities	(201,362)	(25,362)

Effect of exchange rate changes on cash	(289)	(71)

Change in cash and cash equivalents	3,533	4,095
Cash and cash equivalents, beginning of period	18,500	13,034

Cash and cash equivalents, end of period	$22,033	$17,129

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$26,361	$27,205
Cash paid for income taxes/(refunds received)	$(18,690)	$30,606

Non-cash investing and financing activities:
Debt acquired in acquisition	$—	$429
Assets received as proceeds from the sale of disposal group	$—	$7,987
Note issued to finance insurance premiums	$7,960	$—
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2009 and the statements of operations and the statements of comprehensive income for the quarters and six month periods ended June 30, 2009 and 2008, as well as the statement of stockholders’ equity for the six months ended June 30, 2009 and the statements of cash flows for the six months ended June 30, 2009 and 2008. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008. We believe that these financial statements contain all adjustments necessary so that they are not misleading. See Note 2, Prior Period Adjustments.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2008 amounts in order to present these results on a comparable basis with amounts for 2009, including a change to the presentation of capitalized interest at one of our subsidiaries for the quarter and six months ended June 30, 2008, which resulted in a decrease in interest income and an offsetting decrease in interest expense totaling $661 and $1,230, respectively. This change had no impact on net interest expense as previously disclosed.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. Accordingly, we have revised our statement of operations for the six months ended June 30, 2008 to present the operating results of this disposal group as discontinued operations. See Note 10—Discontinued Operations.
     We performed an evaluation of subsequent events through August 7, 2009, the date of issuance of these financial statements.

2. Prior period adjustments:
     In June 2009, we discovered accounting errors within one of our operations located in the Rocky Mountain region, which occurred in prior years and would have impacted our reported operating results for the years ended December 31, 2006, 2007 and 2008. The majority of the errors were due to control deficiencies relating to our revenue accrual process and with respect to inventory. We evaluated the impact that these errors would have had on our financial statements in reliance on SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and determined that these errors would not have been material to our financial statements from a quantitative or qualitative perspective for those periods. However, the amount of the adjustment required to correct these errors was deemed to be material to the current quarter and six months ended June 30, 2009. SAB No. 108, which is incorporated in the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. As permitted by SAB 108, we have corrected these errors as of June 30, 2009 and made the required adjustments to our reported results for the comparative quarter and six months ended June 30, 2008. In addition, we have adjusted our previously published balance sheet at December 31, 2008, decreasing beginning retained earnings by $8,405. We intend to apply the provisions of SAB 108 prospectively and will revise our published financials in future filings including our Annual Report on Form 10-K for the year ended December 31, 2009, and comparative results for the years ended December 31, 2008 and 2007. We have labeled our previously filed balance sheet, statement of operations and statement of cash flows as “Revised” where applicable.
     The following tables summarize the impact of these accounting errors on our previously published financial statements by caption for each of the comparable periods presented in this Quarterly Report on Form 10-Q (in thousands, except per share data).
STATEMENT OF OPERATIONS:

	Quarter Ended June 30, 2008			Six Months Ended June 30, 2008
	Original	Prior Period	Revised	Original	Prior Period	Revised
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Service	$425,848	$(2,240)	$423,608	$830,811	$(4,815)	$825,996
Product	15,237	—	15,237	27,452	—	27,452

	441,085	(2,240)	438,845	858,263	(4,815)	853,448
Service expenses	261,367	97	261,464	506,354	596	506,950
Product expenses	10,730	—	10,730	18,550	—	18,550
Selling, general and administrative expenses	50,811	—	50,811	95,454	—	95,454
Depreciation and amortization	43,037	26	43,063	82,288	49	82,337

Income from continuing operations before interest and taxes	75,140	(2,363)	72,777	155,617	(5,460)	150,157
Interest expense	14,854	—	14,854	30,200	—	30,200
Interest income	(101)	—	(101)	(157)	—	(157)

Income from continuing operations before taxes	60,387	(2,363)	58,024	125,574	(5,460)	120,114
Taxes	20,544	(838)	19,706	43,956	(1,938)	42,018

Net income (loss) from continuing operations	$39,843	$(1,525)	$38,318	$81,618	$(3,522)	$78,096

Earnings per share:
Diluted—continuing operations	$0.54	$(0.02)	$0.51	$1.10	$(0.05)	$1.05
Diluted—total	$0.44	$(0.02)	$0.42	$1.04	$(0.05)	$0.99

BALANCE SHEET:

	As of December 31, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Cash	$19,090	$(590)	$18,500
Accounts receivable, net	$343,353	$(7,860)	$335,493
Tax receivable	$21,328	$4,573	$25,901
Inventory, net	$41,891	$(3,014)	$38,877
Prepaid expenses	$21,473	$(867)	$20,606
Property, plant and equipment, net	$1,166,453	$233	$1,166,686
Accrued liabilities	$37,585	$530	$38,115
Accrued payroll and payroll burdens	$31,293	$350	$31,643
Retained earnings	$232,080	$(8,405)	$223,675
STATEMENT OF CASH FLOWS:

	For the Six Months Ended June 30, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net income (loss)	$76,912	$(3,522)	$73,390
Depreciation and amortization	$84,354	$49	$84,403
Accounts receivable	$(408)	$4,815	$4,407
Inventory	$(2,798)	$720	$(2,078)
Prepaid expenses and other current assets	$(1,796)	$(1,932)	$(3,728)
Accrued liabilities and other	$2,017	$(130)	$1,887
Net cash provided by operating activities	$180,003	$—	$180,003
3. Accounts receivable:

		Revised
	June 30,	December 31,
	2009	2008
Trade accounts receivable.	$146,679	$285,850
Related party receivables	8,408	11,631
Unbilled revenue	20,214	38,969
Notes receivable	32	283
Other receivables	6,180	4,736

	181,513	341,469
Allowance for doubtful accounts	9,778	5,976

	$171,735	$335,493

4. Inventory:

		Revised
	June 30,	December 31,
	2009	2008
Finished goods	$23,580	$20,915
Manufacturing parts, materials and other	20,445	15,208
Work in process	200	3,964

	44,225	40,087
Inventory reserves	1,558	1,210

	$42,667	$38,877

5. Property, plant and equipment:

		Accumulated
June 30, 2009	Cost	Depreciation	Net Book Value
Land	$8,916	$—	$8,916
Buildings	28,358	2,580	25,778
Field equipment	1,337,966	432,087	905,879
Vehicles	151,511	58,907	92,604
Office furniture and computers	16,393	7,767	8,626
Leasehold improvements	22,426	3,771	18,655
Construction in progress	12,952	—	12,952

	$1,578,522	$505,112	$1,073,410

		Accumulated
December 31, 2008 (Revised)	Cost	Depreciation	Net Book Value
Land	$10,078	$—	$10,078
Buildings	20,155	2,097	18,058
Field equipment	1,314,252	359,441	954,811
Vehicles	152,258	49,805	102,453
Office furniture and computers	16,069	6,736	9,333
Leasehold improvements	23,925	3,280	20,645
Construction in progress	51,308	—	51,308

	$1,588,045	$421,359	$1,166,686

     Construction in progress at June 30, 2009 and December 31, 2008 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and six months ended June 30, 2009, we recorded capitalized interest of $267 and $621, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
     Effective March 1, 2009, our Canadian subsidiary transferred certain property, plant and equipment used in our production testing business to Enseco, a competitor, in exchange for certain electric line (e-line) equipment. This exchange was determined to have commercial substance for us and therefore we recorded the new assets acquired at the fair market value of the assets surrendered in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The assets surrendered had a carrying value of $9,284 and we incurred cost to sell totaling approximately $71. We determined the fair value of the assets with the assistance of a third-party appraiser, assuming an orderly liquidation methodology, to be $4,487, resulting in a loss on the exchange of $4,868. Of the total value assigned to the new assets, $4,209 was included in property, plant and equipment and $279 was included in inventory in the accompanying balance sheet as of June 30, 2009. The fair market value of the assets received was determined to be $5,497, using the same methodology applied to the assets surrendered. We believe that these e-line assets will generate cash flows in excess of the cash flows that would have been received from the production testing assets due to relatively higher demand from our customers for e-line services.
     Effective March 31, 2009, we entered into a sale-leaseback transaction with Agua Dulce, LLC, through which we sold a facility and approximately 50 acres of real property located near Rock Springs, Wyoming for $3,827. The sales price approximated the net book value of the facility, which is currently under construction, and the land resulting in an insignificant gain on the transaction which has been included as a component of selling, general and administrative expense in the accompanying statement of operations for the six months ended June 30, 2009. In addition, the buyer agreed to fund the completion of the construction of the facility. Effective April 1, 2009, we became party to the lease agreement which requires monthly operating lease payments for a term of 10 years, with an option to extend the lease term for an additional 10 years. The rental rate adjusts for construction draws to date divided ratably over the remaining lease term. The lease term began on April 1, 2009 and the first monthly rental was $35. We will also incur additional lease costs related to certain operating costs, taxes and insurance for the facility over the term of the lease.
6. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee. At December 31, 2008, this note balance totaled $1,353 and was classified as a current liability. We paid this note in full during the first quarter of 2009. Effective May 1, 2009, we renewed our insurance policies and entered into a similar financing arrangement. We recorded a note payable of $7,960, and have made payments toward this note of $2,875, resulting in a note payable balance of $5,085 at June 30, 2009. In addition, we renewed our workers’ compensation, general liability and auto insurance policies through our insurance broker. We have recorded a prepaid asset of approximately $2,052 associated with these policies and are making monthly premium payments. Our primary insurance policies extend through April 30, 2010.
7. Long-term debt:
The following table summarizes long-term debt as of June 30, 2009 and December 31, 2008:

	2009	2008
U.S. revolving credit facility (a)	$—	$186,000
Canadian revolving credit facility (a)	—	7,495
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes (c)	—	3,450
Capital leases and other	473	700

	650,473	847,645
Less: current maturities of long-term debt and capital leases	303	3,803

	$650,170	$843,842

(a)	We maintain a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provides for a $360,000 U.S. revolving credit facility that matures in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services, Ltd., one of our wholly-owned subsidiaries, as the borrower thereof) that matures in December 2011. The U.S. revolving credit facility includes a provision for a “commitment increase” clause, as defined in the Credit Agreement, which permits us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the amendment. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars, Pounds Sterling, Euros and other currencies approved by the lenders.

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

The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2009.
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

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of June 30, 2009. The weighted average interest rate for our revolving credit facilities during the six months ended June 30, 2009 was 1.87%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $45,649, which reduced the available borrowing capacity as of June 30, 2009. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through June 30, 2009. Our available borrowing capacity under the U.S. and Canadian revolving facilities at June 30, 2009 was $314,351 and $40,000, respectively.

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

(c)	We issued subordinated seller notes totaling $3,450 in 2004 related to certain business acquisitions. These notes bore interest at 6% and matured in March 2009. We repaid the outstanding principal associated with these note agreements totaling $3,450 upon maturity.
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
     Effective January 30, 2009, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 1,287,008 shares of non-vested restricted stock on January 30, 2009 at a grant price of $6.41 per share and 4,000 shares of non-vested restricted stock on March 16, 2009 at a grant price of $2.64 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $8,260 ratably over the three-year vesting periods. In addition, we granted 905,300 stock options to purchase shares of our common stock at an exercise price of $6.41 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period in accordance with SFAS No. 123R. The fair value of the stock options granted during the six months ended June 30, 2009 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Six Months Ended
June 30,
Assumptions:	2009
Risk-free rate	0.89% to 1.75%
Expected term (in years)	2.2 to 5.1
Volatility	28.6%

Calculated fair value per option	$1.14 to $1.84
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
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,469 over the vesting period of these 2009 stock option grants. For the quarter and six months ended June 30, 2009, we have recognized expense related to these stock option grants totaling $120 and $204, respectively, which represents a reduction of net income before taxes. The impact on the net loss for the quarter and six months ended June 30, 2009 was an increase of $84 and $143, respectively, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,265 as of June 30, 2009 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended June 30, 2009 and 2008, we recognized compensation expense associated with all stock option awards totaling $1,053 and $1,300, respectively, resulting in an increase in net loss of $740 and a reduction in net income of $858, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended June 30, 2009 and 2008. For the six-month periods ended June 30, 2009 and 2008, we recognized compensation expense associated with all stock option awards totaling $2,392 and $2,566, respectively, resulting in an increase in net loss of $1,682 and a reduction in net income of $1,668, respectively, and a $0.02 reduction in diluted earnings per share for each of the six-month periods ended June 30, 2009 and 2008. Total unrecognized compensation expense associated with outstanding stock option awards at June 30, 2009 was $3,647, or $2,261, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2008 to June 30, 2009 and a summary of stock options outstanding by exercise price range at June 30, 2009:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2008	2,746,512	$15.33
Granted	905,300	$6.41
Exercised	(41,003)	$2.13
Cancelled	(51,767)	$21.75

Balance at June 30, 2009	3,559,042	$13.12

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	June 30,	Remaining	Exercise	June 30,	Remaining	Exercise
Range of Exercise Price	2009	Life (months)	Price	2009	Life (months)	Price
$2.00	14,793	4	$2.00	14,793	4	$2.00
$4.48 — $4.80	57,031	8	$4.79	57,031	8	$4.79
$5.00	127,865	40	$5.00	82,032	36	$5.00
$6.41 — $8.16	1,509,533	97	$6.53	448,222	68	$6.69
$11.66	282,088	75	$11.66	282,088	75	$11.66
$15.90	345,000	103	$15.90	115,000	91	$15.90
$17.60 — $19.87	650,353	91	$19.83	393,118	91	$19.83
$22.55 — $24.07	471,879	82	$23.95	457,934	82	$23.97
$26.26 — $27.11	45,000	95	$26.35	30,000	95	$26.35
$29.88	40,000	107	$29.88	13,333	107	$29.88
$34.19	15,500	108	$34.19	—	—	—

	3,559,042	89	$13.12	1,893,551	76	$15.21

     The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2009 was $134 and $173, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at June 30, 2009 was $266. Assuming all stock options outstanding at June 30, 2009 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $328.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock, based on the fair value of the shares on the date of grant, ratably over the applicable vesting periods. At June 30, 2009, amounts not yet recognized related to non-vested restricted stock totaled $14,070, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $73 and $6,940 related to grants during the quarter and six months ended June 30, 2009, respectively. We recognized compensation expense associated with non-vested restricted stock totaling $2,192 and $1,331 for the quarters ended June 30, 2009 and 2008, respectively, and $4,314 and $2,251 for the six-month periods ended June 30, 2009 and 2008, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2008 to June 30, 2009:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2008	789,191	$19.95
Granted	1,301,008	$6.41
Vested	(391,739)	$16.47
Forfeited	(2,100)	$15.90

Balance at June 30, 2009	1,696,360	$10.37

(c)	Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we repurchased the following shares during the six months ended June 30, 2009:

		Price Paid	Extended
Period	Purchased	per Share	Amount
January 1 — 31, 2009	10,662	$6.37	$68
May 1 — 31, 2009	6,623	$7.84	$51
June 1 — 30, 2009	436	$7.66	$4

	17,721		$123

     These shares were included as treasury stock at cost in the accompanying balance sheet as of June 30, 2009. We expect to purchase additional shares in the future pursuant to this plan provision.
9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Weighted average basic common shares outstanding	75,036	73,171	74,966	72,866
Effect of dilutive securities:
Employee stock options	—	890	—	843
Non-vested restricted stock	—	346	—	350

Weighted average diluted common and potential common shares outstanding	75,036	74,407	74,966	74,059

     For the quarters and six months ended June 30, 2009, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters and six months ended June 30, 2009 and 2008. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 2,878,172 shares and 40,639 shares for the quarter ended June 30, 2009 and 2008, respectively, and 3,978,165 shares and 194,498 shares for the six months ended June 30, 2009 and 2008, respectively.
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
     The following table summarizes operating results for the disposal group for the quarter and six months ended June 30, 2008:

	Period	Period
	April 1, 2008	January 1,
	through	2008 through
	May 19,	May 19,
	2008	2008
Revenue	$21,468	$59,553
Income (loss) before taxes	$(117)	$3,330
Net income (loss) before loss on disposal in 2008	$(75)	$2,076
Net loss	$(6,857)	$(4,706)

11. Segment information:
     SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers. The method of determining what information to report is based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss (“EBITDA”). The calculation of EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. EBITDA calculated by us may not be comparable to the EBITDA calculation of another company. See the table below for a reconciliation of EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of June 30, 2009. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended June 30, 2009
Revenue from external customers	$196,441	$24,709	$17,248	$—	$238,398
Inter-segment revenues	$154	$277	$1,478	$(1,909)	$—
EBITDA, as defined	$31,424	$3,569	$2,085	$(8,578)	$28,500
Depreciation and amortization	$44,723	$5,488	$624	$567	$51,402

Operating income (loss)	$(13,299)	$(1,919)	$1,461	$(9,145)	$(22,902)
Capital expenditures	$8,697	$1,092	$143	$—	$9,932

Quarter Ended June 30, 2008 (Revised)
Revenue from external customers	$366,416	$57,192	$15,237	$—	$438,845
Inter-segment revenues	$286	$269	$4,500	$(5,055)	$—
EBITDA, as defined	$105,199	$15,512	$3,532	$(8,403)	$115,840
Depreciation and amortization	$37,024	$4,888	$559	$592	$43,063

Operating income (loss)	$68,175	$10,624	$2,973	$(8,995)	$72,777
Capital expenditures	$64,111	$16,764	$1,380	$795	$83,050

As of June 30, 2009
Segment assets	$1,422,645	$213,210	$45,072	$56,823	$1,737,750

Six Months Ended June 30, 2009
Revenue from external customers	$483,967	$60,100	$31,012	$—	$575,079
Inter-segment revenues	$179	$562	$2,285	$(3,026)	$—
EBITDA, as defined	$97,648	$10,456	$4,635	$(18,544)	$94,195
Depreciation and amortization	$89,649	$11,036	$1,258	$1,148	$103,091

Operating income (loss)	$7,999	$(580)	$3,377	$(19,692)	$(8,896)
Capital expenditures	$21,397	$1,092	$183	$88	$22,760

Six Months Ended June 30, 2008 (Revised)
Revenue from external customers	$715,493	$110,503	$27,452	$—	$853,448
Inter-segment revenues	$370	$272	$10,539	$(11,181)	$—
EBITDA, as defined	$214,300	$27,728	$6,822	$(16,356)	$232,494
Depreciation and amortization	$70,777	$9,304	$1,105	$1,151	$82,337

Operating income (loss)	$143,523	$18,424	$5,717	$(17,507)	$150,157
Capital expenditures	$106,612	$25,234	$1,725	$1,043	$134,614

As of December 31, 2008
Segment assets	$1,631,875	$251,015	$52,048	$52,415	$1,987,353
     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income (loss) from continuing operations for the quarters and six months ended June 30, 2009 and 2008:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
		Revised		Revised
	2009	2008	2009	2008
Segment operating income	$(22,902)	$72,777	$(8,896)	$150,157
Interest expense	13,899	14,854	28,357	30,200
Interest income	(20)	(101)	(30)	(157)
Income taxes	(10,949)	19,706	(11,055)	42,018

Net income (loss) from continuing operations	$(25,832)	$38,318	$(26,168)	$78,096

     Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2008	$333,628	$5,563	$2,401	$341,592
Contingency adjustment and other	(80)	—	—	(80)

Balance at June 30, 2009	$333,548	$5,563	$2,401	$341,512

(a)	The contingency adjustment represents a reclassification of costs associated with a prior year acquisition, with no impact on net income as previously reported.
12. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, bank operating loans, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At June 30, 2009, the fair value of these notes was $555,750 based on the published closing price.
     A significant portion of our trade accounts receivable are from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the quarter and six months ended June 30, 2009, one customer, XTO Energy, Inc., provided approximately 10% of our sales.
13. Legal matters and contingencies:
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

14. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008 (Revised); (2) unaudited condensed consolidating statements of operations for the six months ended June 30, 2009 and 2008 (Revised); and (3) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 (Revised).
Condensed Consolidating Balance Sheet
June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$18,658	$1,364	$6,239	$(4,228)	$22,033
Trade accounts receivable, net	874	141,584	29,277	—	171,735
Inventory, net	—	29,139	13,528	—	42,667
Prepaid expenses	714	17,169	1,653	—	19,536
Tax receivable	29,496	—	611	—	30,107

Total current assets	49,742	189,256	51,308	(4,228)	286,078
Property, plant and equipment, net	4,378	1,013,687	55,345	—	1,073,410
Investment in consolidated subsidiaries	886,421	93,455	—	(979,876)	—
Inter-company receivable	660,881	976	—	(661,857)	—
Goodwill	55,473	283,181	2,858	—	341,512
Other long-term assets, net	14,537	18,541	3,672	—	36,750

Total assets	$1,671,432	$1,599,096	$113,183	$(1,645,961)	$1,737,750

Current liabilities
Current maturities of long-term debt	$—	$291	$12	$—	$303
Accounts payable	225	23,225	4,981	(4,228)	24,203
Accrued liabilities	15,858	14,777	6,032	—	36,667
Accrued payroll and payroll burdens	336	13,523	2,552	—	16,411
Accrued interest	2,780	—	35	—	2,815
Notes payable	5,085	—	—	—	5,085
Accrued taxes payable	—	—	192	—	192
Current deferred tax liabilities	1,437	—	—	—	1,437

Total current liabilities	25,721	51,816	13,804	(4,228)	87,113
Long-term debt	650,000	160	10	—	650,170
Inter-company payable	—	656,881	4,976	(661,857)	—
Deferred income taxes	152,088	3,818	938	—	156,844

Total liabilities	827,809	712,675	19,728	(666,085)	894,127
Stockholders’ equity
Total stockholders’ equity	843,623	886,421	93,455	(979,876)	843,623

Total liabilities and stockholders’ equity	$1,671,432	$1,599,096	$113,183	$(1,645,961)	$1,737,750

Condensed Consolidating Balance Sheet (Revised)
December 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$25,399	$346	$5,078	$(12,323)	$18,500
Trade accounts receivable, net	201	304,731	30,561	—	335,493
Inventory, net	—	25,037	13,840	—	38,877
Prepaid expenses	1,060	18,509	1,037	—	20,606
Tax receivable	25,594	307	—	—	25,901

Total current assets	52,254	348,930	50,516	(12,323)	439,377
Property, plant and equipment, net	4,956	1,097,474	64,256	—	1,166,686
Investment in consolidated subsidiaries	929,368	88,669	—	(1,018,037)	—

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Inter-company receivable	779,553	(502)	—	(779,051)	—
Goodwill	55,354	283,657	2,581	—	341,592
Other long-term assets, net	14,009	22,163	3,526	—	39,698

Total assets	$1,835,494	$1,840,391	$120,879	$(1,809,411)	$1,987,353

Current liabilities Current maturities of long-term debt	$—	$3,792	$11	$—	$3,803
Accounts payable	2,201	59,052	8,553	(12,323)	57,483
Accrued liabilities	13,421	18,447	6,247	—	38,115
Accrued payroll and payroll burdens	5,362	23,310	2,971	—	31,643
Accrued interest	2,704	—	50	—	2,754
Notes payable	1,353	—	—	—	1,353
Taxes payable	(1,900)	—	1,900	—	—
Current deferred tax liabilities	—	1,289	—	—	1,289

Total current liabilities	23,141	105,890	19,732	(12,323)	136,440
Long-term debt	836,000	299	7,543	—	843,842
Inter-company payable	—	779,553	(502)	(779,051)	—
Deferred tax liabilities	115,642	25,281	5,437	—	146,360

Total liabilities	974,783	911,023	32,210	(791,374)	1,126,642
Stockholders’ equity
Total stockholders’ equity	860,711	929,368	88,669	(1,018,037)	860,711

Total liabilities and stockholders’ equity	$1,835,494	$1,840,391	$120,879	$(1,809,411)	$1,987,353

Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$197,826	$24,587	$(1,263)	$221,150
Product	—	9,850	7,398	—	17,248

	—	207,676	31,985	(1,263)	238,398
Service expenses	—	133,628	18,408	(1,263)	150,773
Product expenses	—	9,418	4,074	—	13,492
Selling, general and administrative expenses	8,573	32,124	4,936	—	45,633
Depreciation and amortization	385	47,928	3,089	—	51,402

Income from continuing operations before interest and taxes	(8,958)	(15,422)	1,478	—	(22,902)
Interest expense	13,932	1,529	37	(1,599)	13,899
Interest income	(1,618)	(1)	—	1,599	(20)
Equity in earnings of consolidated affiliates	11,956	(1,676)	—	(10,280)	—

Income/loss from continuing operations before taxes	(33,228)	(15,274)	1,441	10,280	(36,781)
Taxes	(7,396)	(3,318)	(235)	—	(10,949)

Net income (loss)	$(25,832)	$(11,956)	$1,676	$10,280	$(25,832)

Condensed Consolidated Statement of Operations (Revised)
Quarter Ended June 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$397,087	$27,654	(1,133)	$423,608
Product	—	1,907	13,330	—	15,237

	—	398,994	40,984	(1,133)	438,845
Service expenses	—	238,718	23,879	(1,133)	261,464
Product expenses	—	1,484	9,246	—	10,730
Selling, general and administrative expenses	8,402	38,834	3,575	—	50,811
Depreciation and amortization	366	39,564	3,133	—	43,063

Income from continuing operations before interest and taxes	(8,768)	80,394	1,151	—	72,777

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Interest expense	15,513	3,443	130	(4,232)	14,854
Interest income	(4,296)	(16)	(21)	4,232	(101)
Equity in earnings of consolidated affiliates	(41,488)	(1,656)	—	43,144	—

Income (loss) from continuing operations before taxes	21,503	78,623	1,042	(43,144)	58,024
Taxes	(9,958)	30,278	(614)	—	19,706

Income from continuing operations	31,461	48,345	1,656	(43,144)	38,318
Income from discontinued operations (net of tax)	—	(6,857)	—	—	(6,857)

Net income (loss)	$31,461	$41,488	$1,656	$(43,144)	$31,461

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$489,233	$57,254	$(2,420)	$544,067
Product	—	13,833	17,179	—	31,012

	—	503,066	74,433	(2,420)	575,079
Service expenses	—	323,239	41,167	(2,420)	361,986
Product expenses	—	12,755	11,232	—	23,987
Selling, general and administrative expenses	18,539	62,963	13,409	—	94,911
Depreciation and amortization	776	95,640	6,675	—	103,091

Income from continuing operations before interest and taxes	(19,315)	8,469	1,950	—	(8,896)
Interest expense	28,479	3,434	94	(3,650)	28,357
Interest income	(3,675)	(3)	(2)	3,650	(30)
Equity in earnings of consolidated affiliates	(2,361)	(2,038)	—	4,399	—

Income (loss) from continuing operations before taxes	(41,758)	7,076	1,858	(4,399)	(37,223)
Taxes	(15,590)	4,715	(180)	—	(11,055)

Net income (loss)	$(26,168)	$2,361	$2,038	$(4,399)	$(26,168)

Condensed Consolidated Statement of Operations (Revised)
Six Months Ended June 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$758,746	$69,475	(2,225)	$825,996
Product	—	2,542	24,910	—	27,452

	—	761,288	94,385	(2,225)	853,448
Service expenses	—	456,654	52,521	(2,225)	506,950
Product expenses	—	1,916	16,634	—	18,550
Selling, general and administrative expenses	16,357	71,582	7,515	—	95,454
Depreciation and amortization	688	75,715	5,934	—	82,337

Income from continuing operations before interest and taxes	(17,045)	155,421	11,781	—	150,157
Interest expense	31,704	6,204	308	(8,016)	30,200

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Interest income	(8,096)	(8)	(69)	8,016	(157)
Equity in earnings of consolidated affiliates	(93,809)	(8,865)	—	102,674	—

Income from continuing operations before taxes	53,156	158,090	11,542	(102,674)	120,114
Taxes	(20,234)	59,575	2,677	—	42,018

Income (loss) from continuing operations	73,390	98,515	8,865	(102,674)	78,096
Loss from discontinued operations (net of tax)	—	(4,706)	—	—	(4,706)

Net income (loss)	$73,390	$93,809	$8,865	$(102,674)	$73,390

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(26,168)	$2,361	$2,038	$(4,399)	$(26,168)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(2,361)	(2,038)	—	4,399	—
Depreciation and amortization	776	95,640	6,675	—	103,091
Other	7,581	16,717	7,130	—	31,428
Changes in operating assets and liabilities, net of effect of acquisitions	85,030	28,885	(10,635)	8,095	111,375

Net cash provided by operating activities	64,858	141,565	5,208	8,095	219,726

Investing activities:
Additions to property, plant and equipment	(88)	(20,762)	(1,910)	—	(22,760)
Inter-company receipts	118,672	—	—	(118,672)	—
Proceeds from the disposal of capital assets	—	8,049	169	—	8,218

Net cash provided by (used for) investing activities	118,584	(12,713)	(1,741)	(118,672)	(14,542)

Financing activities:
Issuances of long-term debt	1,645	—	1,559	—	3,204
Repayments of long-term debt	(187,638)	(3,684)	(9,054)	—	(200,376)
Repayments of notes payable	(4,220)	—	—	—	(4,220)
Inter-company borrowings	—	(124,150)	5,478	118,672	—
Proceeds from issuances of common stock	88	—	—	—	88
Other	(58)	—	—	—	(58)

Net cash provided by (used in) financing activities	(190,183)	(127,834)	(2,017)	118,672	(201,362)
Effect of exchange rate changes on cash	—	—	(289)	—	(289)

Change in cash and cash equivalents	(6,741)	1,018	1,161	8,095	3,533
Cash and cash equivalents, beginning of period	25,399	346	5,078	(12,323)	18,500

Cash and cash equivalents, end of period	$18,658	$1,364	$6,239	$(4,228)	$22,033

Condensed Consolidated Statement of Cash Flows (Revised)
Six Months Ended June 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
			(in thousands)
Cash provided by:
Net income	$73,390	$93,809	$8,865	$(102,674)	$73,390
Items not affecting cash:
Equity in earnings of consolidated affiliates	(93,809)	(8,865)	—	102,674	—
Depreciation and amortization	688	77,781	5,934	—	84,403
Other	(3,081)	32,157	86	—	29,162
Changes in operating assets and liabilities, net of effect of acquisitions	44,841	(44,746)	(4,950)	(2,097)	(6,952)

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
			(in thousands)
Net cash provided by (used in) operating activities	22,029	150,136	9,935	(2,097)	180,003

Investing activities:
Business acquisitions	—	(71,862)	—	—	(71,862)
Additions to property, plant and equipment	(1,040)	(124,049)	(9,292)	—	(134,381)
Inter-company advances	12,353	—	—	12,353	—
Proceeds from the sale of discontinued operations	—	50,150	—	—	50,150
Other	—	5,197	421	—	5,618

Net cash used for investing activities	11,313	(140,564)	(8,871)	(12,353)	(150,475)

Financing activities:
Issuances of long-term debt	131,716	—	6,484	—	138,200
Repayments of long-term debt	(164,898)	—	(8,222)	—	(173,120)
Repayments of notes payable	(9,940)	—	—	—	(9,940)
Inter-company borrowings (repayments)	—	(12,589)	236	12,353	—
Proceeds from issuances of common stock	10,998	—	—	—	10,998
Other	8,500	—	—	—	8,500

Net cash provided by financing activities	(23,624)	(12,589)	(1,502)	12,353	(25,362)
Effect of exchange rate changes on cash	—	—	(71)	—	(71)

Change in cash and cash equivalents	9,718	(3,017)	(509)	(2,097)	4,095
Cash and cash equivalents, beginning of period	8,217	4,959	6,605	(6,747)	13,034

Cash and cash equivalents, end of period	$17,935	$1,942	$6,096	$(8,844)	$17,129

15. Retirement Plans:
     Effective January 1, 2009, we adopted and established the Complete Production Services, Inc. Deferred Compensation Plan, whereby eligible participants, including members of senior management, directors and certain highly-compensated individuals, could defer up to 90% of their compensation and up to 90% of the employees’ annual incentive bonus, or, 100% of director compensation for services rendered, into various investment options pre-tax. For amounts deferred, we will match the contribution dollar-for-dollar up to four percent of compensation minus $10, and we may make other discretionary contributions pursuant to resolutions of this plan’s administrative committee. Participants immediately vest in amounts deferred as well as any matching or discretionary contributions we make. Participants bear the risk of loss associated with investment gains or losses. We intend that this plan will meet all the requirements necessary to be a nonqualified, unfunded, unsecured plan of deferred compensation within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. For the quarter and six months ended June 30, 2009, we expensed $10 of matching contributions associated with this deferred compensation plan.
     In response to current market conditions, we announced to our employees in February 2009 that we will be suspending matching contributions to our 401(k) plans and deferred compensation plan beginning in May 2009, until further notification.
16. Recent accounting pronouncements and authoritative literature:
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance as to the circumstances under which an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS No. 165 effective June 30, 2009 and will apply its provisions prospectively.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162.” This “codification” will become the source of authoritative U.S. generally accepted accounting principles for all non-governmental entities. The SEC Rules and Releases will also continue to be the authoritative GAAP for SEC registrants under authority of the U.S. federal securities laws. This statement becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supercede all then-existing non-SEC accounting and reporting standards. We are currently evaluating the impact that this pronouncement may have on our financial position, results of operations and cash flows.
17. Subsequent Events:
     Effective July 30, 2009, we entered into a sale-leaseback agreement with Enterprise Leasing Company of Houston to sell over 550 light-vehicles with a net book value of $11,051 as of June 30, 2009. On July 30, 2009, we received proceeds from the sale totaling approximately $9,972 and expect to receive an additional $580 prior to August 31, 2009. We expect to lease these vehicles over terms of 24 to 36 months with an initial monthly lease payment of $307.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2009 and for the quarters and six months ended June 30, 2009 and 2008, included elsewhere herein.
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
General
     The primary factors influencing demand for our services and products are (1) the number of wells drilled and completed, (2) the amount of maintenance and workover activity, and (2) the complexity of new well completions, all of which depend on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling and workover budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices.
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
AVERAGE RIG COUNTS

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/09	6/30/08	06/30/09	06/30/08
BHI Rotary Rig Count:
U.S. Land	885	1,797	1,086	1,755
U.S. Offshore	50	67	53	62

Total U.S	935	1,864	1,139	1,817
Canada	89	166	211	341

Total North America	1,024	2,030	1,350	2,158

Source:	BHI (www.BakerHughes.com.)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/09	6/30/08	06/30/09	06/30/08
Weatherford/AESC Service Rig Count (Active Rigs):
United States	1,671	2,381	1,823	2,498
Canada	379	491	464	674

Total North America	2,050	2,872	2,287	3,172

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     Since our initial public offering, which was completed in April 2006, our growth strategy has been focused on internal growth in the basins in which we currently operate, as we sought to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we have sought new basins in which to replicate this approach and augmented our internal growth with strategic acquisitions. During the fourth quarter of 2008, we noticed a decline in drilling and exploration expenditures by our customers following the significant decline in oil and gas commodity prices, as well as an overall decline in the general U.S. economy, which included tighter debt and equity markets and reduced availability of credit for investment by our customers. For the first six months of 2009, we have decreased our level of internal capital investment compared to the prior six months and the same period in the prior year, and have implemented certain cost-saving measures including headcount reductions, while remaining responsive to our customers’ needs for quality services. Since the fourth quarter of 2008 we have experienced significant declines in activity and there can be no assurance that market activity will not decline further. Our short-term strategy is to focus on cost savings, protect our market positions in key basins, increase operating cash flow and maintain our financing relationships to manage our debt levels, and remain in communication with our customers to ensure that we continue to provide quality service.
•	Internal Capital Investment. Our internal expansion activities have generally consisted of adding equipment and qualified personnel in locations where we have established a presence. We have grown our operations in many of these locations by expanding services to current customers, attracting new customers and hiring personnel with local basin-level expertise and leadership recognition. Depending on customer demand, we will consider adding equipment to further increase the capacity of services currently being provided and/or add equipment to expand the services we provide. In response to the current market conditions, we have reduced our capital investment for the six months ended June 30, 2009 to $22.8 million, as compared to $134.4 million for the same period in 2008. Our significant investment in capital equipment in recent years has resulted in a relatively newer fleet than many of our competitors. Therefore, we expect our capital investment requirements for maintenance capital to be relatively insignificant during fiscal 2009.

•	External Growth. We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We have completed several acquisitions in recent years. These acquisitions affect our operating performance period to period. Accordingly, comparisons of revenue and operating results are not necessarily comparable and should not be relied upon as indications of future performance. We have not invested cash consideration in new business acquisitions during the six months ended June 30, 2009 as we assess current market conditions and the availability of financing, but we intend to continue to evaluate acquisition opportunities that are beneficial to our long-term strategic goals, while considering short-term objectives to maximize cash flow and maintain our market share.
     Natural gas prices and rotary rig counts have significantly declined from 2008 levels. These changes are likely the result of a number of macro-economic factors, such as an excess supply of natural gas, lower demand for oil and gas, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy, including the recent global financial crisis, which has contributed to significant reductions in available capital and liquidity from banks and other providers of credit. Consistent with these trends, we have experienced a significant decline in utilization of our assets and pricing for our products and services during late 2008 and thus far in 2009, and we anticipate that commodity prices and activity levels will remain low and may deteriorate further, adversely impact our results due to pricing pressure and lower utilization rates throughout 2009. We recorded non-cash impairment charges of $272.0 million and $13.1 million at December 31, 2008 and 2007, respectively. If challenging market conditions persist, we may be required to record future impairment charges related to goodwill and other long-term assets, and may be required to incur restructuring charges as we adapt to a more challenging business environment. Although we cannot determine the depth or duration of the decline in activity in the oil and gas industry, we believe the overall long-term outlook for North American oilfield activity and our business remains favorable, especially in the basins in which we operate.
     We, and many of our competitors, have invested in new equipment in recent years. With the overall decline in oilfield activities, much of this equipment is sitting idle and there is excess capacity in the industry, which has and will likely continue to negatively impact our utilization rates and pricing for certain service offerings. Our equipment fleet is relatively new, as we have made significant investments in new equipment over the past few years. We continue to monitor our equipment utilization and poll our customers to assess demand levels. As equipment enters the marketplace or competition for existing customers increases, we believe our customers will rely upon service providers with local knowledge and expertise, which we believe we have and which constitutes a fundamental aspect of our strategy.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2009.
Prior Period Adjustments
     In June 2009, we discovered accounting errors within one of our operations located in the Rocky Mountain region, which occurred in prior years and would have impacted our reported operating results for the years ended December 31, 2006, 2007 and 2008. The majority of the errors were due to control deficiencies relating to our revenue accrual process and with respect to inventory. We evaluated the impact that these errors would have had on our financial statements in reliance on SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and determined that these errors would not have been material to our financial statements from a quantitative or qualitative perspective for those periods. However, the amount of the adjustment required to correct these errors was deemed to be material to the current quarter and six months ended June 30, 2009. SAB No. 108, which is incorporated in the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. As permitted by SAB No. 108, we revised our financial statements prospectively and have adjusted our previously reported results for the comparative quarter and six months ended June 30, 2008. In addition, we have adjusted our previously published balance sheet at December 31, 2008, decreasing beginning retained earnings by $8,405. We intend to continue to apply the provisions of SAB 108 prospectively and will revise our published financials in future filings including our Annual Report on Form 10-K for the year ended December 31, 2009, and comparative results for the years ended December 31, 2008 and 2007. We have labeled our previously filed balance sheet, statement of operations and statement of cash flows as “Revised” where applicable. See “Item 1. Financial Statements” contained elsewhere within this Quarterly Report on Form 10-Q. Similarly, we have labeled adjusted amounts as “Revised” throughout the comparative results presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Results of Operations (Continuing Operations)

		Revised		Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2009/	2009/
	6/30/09	6/30/08	2008	2008
	(unaudited, in thousands)
Revenue:
Completion and production services	$196,441	$366,416	$(169,975)	(46%)
Drilling services	24,709	57,192	(32,483)	(57%)
Product sales	17,248	15,237	2,011	13%

Total	$238,398	$438,845	$(200,447)	(46%)

EBITDA:
Completion and production services	$31,424	$105,199	$(73,775)	(70%)
Drilling services	3,569	15,512	(11,943)	(77%)
Product sales	2,085	3,532	(1,447)	(41%)
Corporate	(8,578)	(8,403)	(175)	2%

Total	$28,500	$115,840	$(87,340)	(75%)

		Revised		Percent
	Six Months	Six Months	Change	Change
	Ended	Ended	2009/	2009/
	6/30/09	6/30/08	2008	2008
	(unaudited, in thousands)
Revenue:
Completion and production services	$483,967	$715,493	$(231,526)	(32%)
Drilling services	60,100	110,503	(50,403)	(46%)
Product sales	31,012	27,452	3,560	13%

Total	$575,079	$853,448	$(278,369)	(33%)

EBITDA:
Completion and production services	$97,648	$214,300	$(116,652)	(54%)
Drilling services	10,456	27,728	(17,272)	(62%)
Product sales	4,635	6,822	(2,187)	(32%)
Corporate	(18,544)	(16,356)	(2,188)	13%

Total	$94,195	$232,494	$(138,299)	(59%)

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
“EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss. EBITDA is a non-GAAP measure of performance. We use EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles EBITDA for the quarters and six-month periods ended June 30, 2009 and 2008 to the most comparable U.S. GAAP measure, operating income (loss).

Reconciliation of EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2009
EBITDA, as defined	$31,424	$3,569	$2,085	$(8,578)	$28,500
Depreciation and amortization	$44,723	$5,488	$624	$567	$51,402

Operating income (loss)	$(13,299)	$(1,919)	$1,461	$(9,145)	$(22,902)

Quarter Ended June 30, 2008 (Revised)
EBITDA, as defined	$105,199	$15,512	$3,532	$(8,403)	$115,840
Depreciation and amortization	$37,024	$4,888	$559	$592	$43,063

Operating income (loss)	$68,175	$10,624	$2,973	$(8,995)	$72,777

Six Months Ended June 30, 2009
EBITDA, as defined	$97,648	$10,456	$4,635	$(18,544)	$94,195
Depreciation and amortization	$89,649	$11,036	$1,258	$1,148	$103,091

Operating income (loss)	$7,999	$(580)	$3,377	$(19,692)	$(8,896)

Six Months Ended June 30, 2008 (Revised)
EBITDA, as defined	$214,300	$27,728	$6,822	$(16,356)	$232,494
Depreciation and amortization	$70,777	$9,304	$1,105	$1,151	$82,337

Operating income (loss)	$143,523	$18,424	$5,717	$(17,507)	$150,157

     We do not allocate net interest expense or tax expense to our operating segments.
     Below is a detailed discussion of our operating results by segment for these periods.
Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008 (Unaudited)
     Revenue
     Revenue from continuing operations for the quarter ended June 30, 2009 decreased by $200.4 million, or 46%, to $238.4 million from $438.8 million for the same period in 2008. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $170.0 million, or 46%, for the quarter primarily due to an overall decline in investment by our customers in oil and gas exploration and development activities resulting from lower oil and gas commodity prices and concerns over the availability of credit for such investment. We experienced a decline in revenues on a year-over-year basis for all of our service lines due to lower utilization and pricing. This overall decline in revenue was partially offset by incremental revenues earned as a result of equipment placed into service throughout 2008 and into early 2009, as well as the contribution of several businesses acquired in 2008.

•	Drilling Services. Segment revenue decreased $32.5 million, or 57%, for the quarter primarily due to the overall decline in oilfield service activities during the second quarter of 2009 compared to the same period in 2008. Lower utilization rates and pricing pressure impacted our rig logistics and drilling businesses.

•	Product Sales. Segment revenue increased $2.0 million, or 13%, for the quarter due primarily to a larger volume of third-party sales at our repair and fabrication shop in north Texas during the second quarter of 2009 compared to the same period in 2008. Revenues declined for our Southeast Asian business during the second quarter of 2009 compared to the same period in 2008 due to a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses decreased $108.0 million, or 40%, to $164.3 million for the quarter ended June 30, 2009 from $272.2 million for the quarter ended June 30, 2008 primarily due to significantly lower activity levels and cost-savings measures we began implementing in late 2008, including headcount reductions, payroll concessions, and reduced pricing from our vendors. Our year-over-year results were also impacted by two business acquisitions completed during October 2008, each of which contributed a full-quarter of costs for the quarter ended June 30, 2009, but had no impact for the same period in 2008. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended June 30, 2009 and 2008:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
Segment:	6/30/09	6/30/08	Change
Completion and production services	68%	63%	(5%)
Drilling services	71%	66%	(5%)
Product sales	78%	70%	(8%)
Total	69%	62%	(7%)
     Service and product expenses as a percentage of revenue increased for the quarter ended June 30, 2009 compared to the same period in 2008. Margins by business segment were primarily impacted by lower utilization and pricing as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the quarter ended June 30, 2009 to the same period in 2008. The overall decline in activity levels in the oil and gas industry, which began in late 2008 and continued throughout the first six months of 2009, resulted in lower utilization of our equipment and services, and led to an increase in competition from other service providers which contributed to pricing pressure in all of our completion and production service lines. Partially defraying the impact of this overall decline in activity levels, were cost-saving measures we began implementing in late 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased for the quarter ended June 30, 2009 compared to the same period in 2008 due to lower utilization of our equipment, and lower pricing on a year over year basis, partially offset by cost-savings measures.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the quarter ended June 30, 2009 compared to the same period in 2008 due to the mix of products sold for the relative periods, as the 2008 results included several higher margin projects associated with our Southeast Asian operations when compared to the second quarter of 2009. Additionally, on a year-over-year basis, a larger proportion of the revenues and related costs for the product sales segment for the second quarter of 2009 were provided by our repair and fabrication facility in north Texas at lower margins relative to our Southeast Asian business, including the sale of a large inventory item resulting in little margin.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $5.2 million, or 10%, for the quarter ended June 30, 2009 to $45.6 million from $50.8 million during the quarter ended June 30, 2008. The decrease in expense was primarily due to overall cost-saving measures aimed to align our cost structure in response to the decline in oil and gas activity levels for oilfield industry, which has resulted in lower revenues for service providers in 2009 compared to 2008. Overall headcount has been significantly reduced since December 31, 2008. These cost reductions were partially offset by an increase in bad debt expense, higher stock-based compensation costs and greater losses from the disposal of fixed assets for the quarter ended June 30, 2009 compared to the same period in 2008. In addition, we completed two acquisitions during October 2008 which contributed a full-quarter of selling, general and administrative expense for the quarter ended June 30, 2009, but no expense for the respective period in 2008. As a percentage of revenues, selling, general and administrative expense was 19% and 12% for the quarters ended June 30, 2009 and 2008, respectively.

     Depreciation and Amortization
     Depreciation and amortization expense increased $8.3 million, or 19%, to $51.4 million for the quarter ended June 30, 2009 from $43.1 million for the quarter ended June 30, 2008. The increase in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended June 30, 2009, which totaled approximately $142.2 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2008, some of which did not contribute a full-quarter of depreciation expense during the second quarter of 2008 due to the timing of the acquisitions. Amortization expense increased during the quarter ended June 30, 2009 compared to the same period in 2008 as a result of the amortization of intangible assets associated with business acquisitions in 2008. As a percentage of revenue, depreciation and amortization expense increased to 22% from 10% for the quarter ended June 30, 2009 and 2008, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent periods due to the significant investment in capital expenditures made throughout the last three years and the overall decline in activity levels that began in late 2008.
     Interest Expense
     Interest expense decreased $1.0 million, or 6%, to $13.9 million for the quarter ended June 30, 2009 from $14.9 million for the quarter ended June 30, 2008. The decrease in interest expense was attributable to a decrease in the average amount of debt outstanding during the second quarter of 2009 and lower interest rates in 2009 compared to 2008. As of June 30, 2009, we had no outstanding borrowings under our revolving credit facilities.
     Taxes
     We recorded a tax benefit of $10.9 million for the quarter ended June 30, 2009 at an effective rate of 30% and tax expense of $19.7 million for the quarter ended June 30, 2008 at an effective rate of 34%. The lower effective tax rate in 2009 was due to reduced earnings from our foreign operations, the impact of state and provincial tax expense relative to our operating loss and the impact of non-deductible items in years for which losses are projected.
     Discontinued Operations
     On May 19, 2008, we sold certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets, resulting in a net loss on the sale which exceeded the net income earned by the assets during the period from April 1, 2009 through the date of sale. The overall net loss from discontinued operations for the second quarter of 2008 was $6.9 million.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008 (Unaudited)
     Revenue
     Revenue from continuing operations for the six months ended June 30, 2009 decreased by $278.4 million, or 33%, to $575.1 million from $853.4 million for the same period in 2008. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $231.5 million, or 32%, for the six months primarily due to an overall decline in investment by our customers in oil and gas exploration and development activities resulting from lower oil and gas commodity prices and concerns over the availability of credit for such investment. We experienced lower utilization and pricing for each of our service offerings on a year-over-year basis, except for our coiled tubing business in Mexico which provided a positive contribution to 2009 results.
•	Drilling Services. Segment revenue decreased $50.4 million, or 46%, for the six months primarily due to the overall decline in oilfield service activities throughout the six months ended June 30, 2009 compared to the same period in 2008. Lower utilization rates and pricing pressure impacted our rig logistics and drilling businesses.
•	Product Sales. Segment revenue increased $3.6 million, or 13%, for the six months due primarily to a larger volume of third-party sales at our repair and fabrication shop in north Texas during the first six months of 2009 compared to the same period in 2008. Revenues declined for our Southeast Asian business during the six months ended June 30, 2009 compared to the same period in 2008 due to a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific.
     Service and Product Expenses
     Service and product expenses decreased $139.6 million, or 27%, to $386.0 million for the six months ended June 30, 2009 from $525.5 million for the six months ended June 30, 2008 primarily due to significantly lower activity levels and cost-savings measures we began implementing in late 2008, including headcount reductions, payroll concessions and reduced pricing from our vendors. Our year-over-year results were also impacted by the timing of two business acquisitions completed during October 2008, each of which contributed costs for the full six-month period in 2009, but had no impact for the same period in 2008. The following table summarizes service and product expenses as a percentage of revenues for the six months ended June, 2009 and 2008:
Service and Product Expenses as a Percentage of Revenue

	Six Months Ended
Segment:	6/30/09	6/30/08	Change
Completion and production services	66%	61%	(5%)
Drilling services	71%	68%	(3%)
Product sales	77%	68%	(9%)
Total	67%	61%	(6%)
     Service and product expenses as a percentage of revenue increased for the six months ended June 30, 2009 compared to the same period in 2008. Margins by business segment were primarily impacted by lower utilization and pricing as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the six months ended June 30, 2009 to the same period in 2008. The overall decline in activity levels in the oil and gas industry, which began in late 2008 and continued throughout the first six months of 2009, resulted in lower utilization of our equipment and services, and pricing pressure from competitors. Partially defraying the impact of this overall decline in activity levels, were cost-saving measures we began implementing in late 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased slightly for the six months ended June 30, 2009 compared to the same period in 2008 due to lower utilization of our equipment due to significantly reduced activity levels by our customers, and lower pricing on a year over year basis, partially offset by cost-savings measures.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the six months ended June 30, 2009 compared to the same period in 2008 due to the mix of products sold for the relative periods, as the 2008 results included several higher margin projects associated with our Southeast Asian operations when compared to the six months ended

June 30, 2009. Additionally, on a year-over-year basis, a larger proportion of the revenues and related costs for the product sales segment for the six months ended June 30, 2009 were provided by our repair and fabrication facility in north Texas at lower margins relative to our Southeast Asian business, including the sale of large inventory item at little or no margin.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $94.9 million for the six months ended June 30, 2009 compared to $95.5 million for the same period in 2008. Several cost saving measures have been implemented during 2009 including headcount reductions, other payroll concessions and lower outside service costs. These expense reductions were offset by: (1) the full impact of several acquisitions completed in 2008, which did not contribute costs for the full six-month period ended June 30, 2008; (2) the loss on the exchange of certain non-monetary assets in Canada during the first quarter of 2009 which totaled $4.9 million; (3) higher bad debt expense; (4) higher stock-based compensation costs; and (5) higher losses from the disposal of fixed assets. Excluding the impact of the non-monetary asset exchange in Canada, as a percentage of revenues, selling, general and administrative expense was 17% and 11% for the six months ended June 30, 2009 and 2008, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $20.8 million, or 25%, to $103.1 million for the six months ended June 30, 2009 from $82.3 million for the six months ended June 30, 2008. The increase in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended June 30, 2009, which totaled approximately $142.2 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2008, some of which did not contribute depreciation expense for the full six-month period ended June 30, 2008 due to the timing of the acquisitions. Amortization expense increased during the six months ended June 30, 2009 compared to the same period in 2008 as a result of the amortization of intangible assets associated with business acquisitions in 2008. As a percentage of revenue, depreciation and amortization expense increased to 18% from 10% for the six months ended June 30, 2009 and 2008, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent periods due to the significant investment in capital expenditures made throughout the last three years and the overall decline in activity levels that began in late 2008.
     Interest Expense
     Interest expense decreased $1.8 million, or 6%, to $28.4 million for the six months ended June 30, 2009 from $30.2 million for the six months ended June 30, 2008. The decrease in interest expense was attributable to a decrease in the average amount of debt outstanding during the six months ended June 30, 2009 and lower interest rates in 2009 compared to 2008 on our revolving credit facilities, which had been fully repaid as of June 30, 2009. The weighted-average interest rate of borrowings outstanding at June 30, 2009 and 2008 was 8.0% and 7.4%, respectively.
     Taxes
     We recorded a tax benefit of $11.1 million for the six months ended June 30, 2009 at an effective rate of 30% and tax expense of $42.0 million for the six months ended June 30, 2008 at an effective rate of 35%. The lower effective tax rate in 2009 was due to reduced earnings from our foreign operations, the impact of state and provincial tax expense relative to our operating loss and the impact of non-deductible items in years for which losses are projected.
     Discontinued Operations
     On May 19, 2008, we sold certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets. Net loss associated with these discontinued operations for the six months ended June 30, 2008 totaled $4.7 million.

Liquidity and Capital Resources
     The recent and unprecedented disruption in the credit markets has had a significant adverse impact on the availability of credit from a number of financial institutions. At this point in time, our liquidity has not been materially impacted by the current credit environment. We are not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact that any further disruption in the credit environment would have on us.
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
     We anticipate that we will rely on cash generated from operations, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. In anticipation of a potential future debt covenant violation under our existing credit facility, we will pursue an amendment to this facility. There is no guarantee that we will be able to amend our credit facility and even if we are successful, the size of the facility will be significantly reduced and pricing will be at terms less favorable than our exiting facility. We believe that our operating cash flows and availability under an amended revolving credit facility will be sufficient to fund our operations for the next twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.
     As of June 30, 2009, we had working capital of $199.0 million and cash and cash equivalents of $22.0 million, as compared to working capital of $302.9 million and cash and cash equivalents of $18.5 million at December 31, 2008. Our working capital decreased during the six months ended June 30, 2009 due to an overall decline in activity during the first six months of 2009 compared to the prior six months and the timing of cash receipts related to collection of trade receivables and cash disbursements for current trade payables.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended
	June 30,
		Revised
	2009	2008
Cash flows provided by (used in):
Operating activities	$219,726	$180,003
Investing activities	(14,542)	(150,475)
Financing activities	(201,362)	(25,362)
     Net cash provided by operating activities increased $39.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase in operating cash flows in 2009 reflects an increase in cash receipts due primarily to collections of outstanding accounts receivable, with lower activity levels resulting in a decline in billings and revenues. Concurrent with the decrease in activity levels, accounts payable balances decreased relative to the same period in 2008, as older payables clear and fewer new payables have been recorded. Operating cash flows were also impacted by the timing of business acquisitions throughout 2008.
     Net cash used in investing activities declined by $135.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Of this decrease, $111.6 million was due to a reduction in the funds used to invest in capital equipment, which was $134.4 million for the first six months of 2008 compared to $22.8 million for the same period in 2009. We decreased our overall capital expenditures budget for 2009 in response to the decline in commodity prices and anticipated activity levels. We expect to expend significantly less for capital expenditures in fiscal 2009 compared to fiscal 2008. In addition, we invested $71.9 million in business acquisitions for the six months ended June 30, 2008, with no corresponding business acquisitions for the six months ended June 30, 2009, and we received $50.2 million as proceeds from the sale of a discontinued operation in May 2008. We do not anticipate completing acquisitions for cash consideration until market conditions stabilize, but will continue to evaluate the acquisition of complementary businesses. We will evaluate each acquisition opportunity based upon the circumstances and our financing capabilities at that time.
     Net cash used by financing activities was $201.4 million for the six months ended June 30, 2009 compared to $25.4 million for the six months ended June 30, 2008. We repaid long-term borrowings under our debt facilities totaling $200.4 million and only borrowed $3.2 million during the six months ended June 30, 2009. The primary source of these funds in 2009 was cash flow from operations. For the six months ended June 30, 2008, we borrowed $138.2 million and repaid $173.1 million, a net repayment of $34.9 million under our debt facilities. The source of funds for this net repayment was cash flow from operations and funds received from the sale of a discontinued operation in 2008. Borrowings were used to fund capital expenditures, business acquisitions and general corporate needs. For 2009, we are focusing on eliminating any obligations under our credit facility and building cash. Our long-term debt balances, including current maturities, were $650.5 million and $847.6 million as of June 30, 2009 and December 31, 2008, respectively.
     We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months if activity levels and capital markets do not materially decline from current levels.
Dividends
     We did not pay dividends on our $0.01 par value common stock during the six months ended June 30, 2009 or during the years ended December 31, 2008, 2007 and 2006. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term, then reinvest such funds in our business when market conditions begin to stabilize. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
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
     The Credit Agreement also contains various covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) make certain loans and investments; (3) make capital expenditures; (4) make distributions; (5) make acquisitions; (6) enter into hedging transactions; (7) merge or consolidate; or (8) engage in certain asset dispositions. Additionally, the Credit Agreement limits our and our subsidiaries’ ability to incur additional indebtedness if: (1) we are not in pro forma compliance with all terms under the Credit Agreement, (2) certain covenants of the additional indebtedness are more onerous than the covenants set forth in the Credit Agreement, or (3) the additional indebtedness provides for amortization, mandatory prepayment or repurchases of senior unsecured or subordinated debt during the duration of the Credit Agreement with certain exceptions. The Credit Agreement also limits additional secured debt to 10% of our consolidated net worth (i.e., the excess of our assets over the sum of our liabilities plus the minority interests). The Credit Agreement contains covenants which, among other things, require us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA, as defined in the Credit Agreement, of not more than 3.0 to 1.0 and (2) EBITDA, as defined, to total interest expense of not less than 3.0 to 1.0. We were in compliance with all debt covenants under the amended and restated Credit Agreement as of June 30, 2009. However, there can be no assurance as to our future compliance in light of the very uncertain industry conditions. See “Risk Factors—Risks Related to Our Business and Our Industry” and “Risk Factors—Risks Related to Our Indebtedness, including Our Senior Notes” in our Annual Report on Form 10-K as of December 31, 2008.
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
     We had no borrowings outstanding under our U.S. and Canadian revolving credit facilities at June 30, 2009. For the six months ended June 30, 2009, the weighted average interest rate on borrowings under the amended Credit Agreement was approximately 1.87%. There were letters of credit outstanding which totaled $45.6 million under the U.S. revolving portion of the facility that reduced the available borrowing capacity at June 30, 2009 to $314.4 million. The available borrowing capacity under the Canadian revolving portion of the facility was $40.0 million at June 30, 2009. We incurred fees of 1.25% of the total amount outstanding under our letter of credit arrangements. As of August 5, 2009, we had no borrowings outstanding under our Credit Agreement and our outstanding letters of credit totaled $54.6 million. The increase in letters of credit from June 30, 2009 was related to a planned $9.0 million increase required by our insurance carrier for claims.
     In accordance with the seller notes issued in conjunction with certain business acquisitions consummated in 2004, we repaid all outstanding principal and interest under these note arrangements totaling $3.5 million upon maturity in March 2009.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2008, except for repayments of approximately $193.5 million of borrowings under our revolving credit facilities, primarily with cash flow from operations.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance as to the circumstances under which an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS No. 165 effective June 30, 2009 and will apply its provisions prospectively.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162.” This “codification” will become the source of authoritative U.S. generally accepted accounting principles for all non-governmental entities. The SEC Rules and Releases will also continue to be the authoritative GAAP for SEC registrants under authority of the U.S. federal securities laws. This statement becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supercede all then-existing non-SEC accounting and reporting standards. We are currently evaluating the impact that this pronouncement may have on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
     As of June 30, 2009, we had no significant off balance sheet arrangements.
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
     For the six months ended June 30, 2009, approximately 5% of our revenues from continuing operations and 3% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and six months ended June 30, 2009 by approximately $0.1 million and $0.3 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and six months ended June 30, 2009 by approximately $0.2 million and $0.3 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     None of our debt at June 30, 2009 was structured under floating rate terms and, as such, we are not currently exposed to fluctuations in the prime rates in the U.S. and Canada.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.
     In June 2009, we discovered accounting errors within one of our operations located in the Rocky Mountain region, which occurred in prior years and would have impacted our reported operating results for the years ended December 31, 2006, 2007 and 2008. The majority of the errors were due to control deficiencies relating to our revenue accrual process and with respect to inventory. Our Chief Executive Officer and Chief Financial Officer were involved in determining the assessment of these errors on our previously published financial statements. We determined that these errors were not material to the previously filed financial statements or to Management’s Report on Controls over Financial Reporting issued in conjunction with our Annual Report on Form 10-K as of December 31, 2008. However, we did identify several control deficiencies at this subsidiary pertaining to the revenue accrual process and the recording and monitoring of inventory, as well as control deficiencies related to management’s oversight of accounting processes and procedures for this subsidiary. We do not believe that these errors constituted a material weakness due to other mitigating controls which we determined were operating effectively. We are in the process of completing our investigation relating to the accounting errors and are assessing the additional control processes necessary to correct the significant deficiencies identified. We intend to fully remediate these processes prior to filing our Annual Report on Form 10-K at December 31, 2009.
     There have been no changes to our system of internal control procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended June 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such repurchases for the quarter ended June 30, 2009 are summarized in the following table:

(d)
Maximum
Number (or
Approximate
			(c) Total	Dollar
			number of	Value) of
			Shares	shares
			Purchased	that May
		(b)	as Part of	Yet Be
		Average	Publicly	Purchased
	(a) Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
May 1 - 31, 2009	6,623	$7.84	6,623	*
June 1 - 30, 2009	436	$7.66	436	*

*	We had 1,696,360 shares of unvested restricted stock outstanding at June 30, 2009. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of stockholders of Complete Production Services, Inc. was held on May 21, 2009 in Houston, Texas. At the annual meeting, holders of 76,882,030 shares were entitled to vote on the specified stockholder matters, of which 71,884,698 shares, or 93.5% of the outstanding shares of capital stock, were present and voting, which constituted a quorum.
     Proposals submitted to a vote of the stockholders were:
(1)	The election of two directors of Complete Production Services, Inc. for the three-year term expiring at the 2012 annual meeting of stockholders.

	Number of Voting Shares
			Broker
Director’s Name	For	Withheld	Non-Votes
Graham Whaling	71,271,452	613,246	—
Joseph C. Winkler	60,562,952	11,321,746	—
     Directors continuing in office until the 2010 annual meeting of stockholders are Harold G. Hamm, W. Matt Ralls and James D. Woods. Directors continuing in office until the 2011 annual meeting of stockholders are Robert S. Boswell, Michael McShane and Marcus A. Watts.
(2)	To approve an Amendment to the Complete Production Services, Inc. 2008 Incentive Award Plan.

			Broker
For	Against	Abstained	Non-Votes
58,844,006	4,061,992	38,335	—

(3)	The ratification of Grant Thornton LLP as our independent registered public accountants for the fiscal year ended December 31, 2009.

			Broker
For	Against	Abstained	Non-Votes
71,731,120	104,719	48,859	—

Item 5. Other Information.
None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

August 7, 2009	By:	/s/ Jose A. Bayardo
Date		Jose A. Bayardo
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from the Form S-1/A, filed January 18, 2006 (File no. 333-128750))

3.2	—	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K, filed February 27, 2008 (File no. 001-32858))

10.1	—	Second Supplemental Indenture among the Guarantor Subsidiaries of Complete Production Services, Inc., and Wells Fargo Bank, National Association, as trustee under the Indenture, dated April 1, 2009 (incorporated by reference to the Quarterly Report on Form 10-Q, filed April 30, 2009 (File no. 001-32858))

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.