Form 10-Q
period 2009-09-30
Complete Production Services, Inc.
filed 2009-10-30
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of October 26, 2009: 74,893,651

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Revised)	3
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2009 and 2008 (Revised)	4
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2009 (Revised)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Revised)	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures.	47

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3. Defaults Upon Senior Securities.	49

Item 4. Submission of Matters to a Vote of Security Holders.	49

Item 5. Other Information.	49

Item 6. Exhibits.	49

Signature	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008 (Revised)
(unaudited)

		Revised
	2009	2008
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,143	$18,500
Accounts receivable, net	154,112	335,493
Inventory, net	39,426	38,877
Prepaid expenses	19,529	20,606
Income tax receivable	49,028	25,901

Total current assets	338,238	439,377
Property, plant and equipment, net	980,706	1,166,686
Intangible assets, net of accumulated amortization of $15,668 and $9,985, respectively	17,615	23,262
Deferred financing costs, net of accumulated amortization of $5,598 and $4,186, respectively	11,383	12,463
Goodwill	341,512	341,592
Other long-term assets	6,384	3,973

Total assets	$1,695,838	$1,987,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$274	$3,803
Accounts payable	24,043	57,483
Accrued liabilities	36,111	38,115
Accrued payroll and payroll burdens	18,134	31,643
Accrued interest	15,783	2,754
Notes payable	3,072	1,353
Income taxes payable	1,053	—
Current deferred tax liabilities	1,437	1,289

Total current liabilities	99,907	136,440
Long-term debt	650,121	843,842
Deferred income taxes	148,198	146,360

Total liabilities	898,226	1,126,642
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,216,676 (2008 — 74,766,317) issued	752	748
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	633,858	623,988
Retained earnings	145,482	223,675
Treasury stock, 53,839 (2008 — 35,570) shares at cost	(328)	(202)
Accumulated other comprehensive income	17,848	12,502

Total stockholders’ equity	797,612	860,711

Total liabilities and stockholders’ equity	$1,695,838	$1,987,353

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Nine Months Ended September 30, 2009 and 2008 (Revised)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
		Revised		Revised
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue:
Service	$223,429	$481,073	$767,496	$1,307,069
Product	6,484	13,237	37,496	40,689

	229,913	494,310	804,992	1,347,758
Service expenses	157,708	294,958	519,694	801,908
Product expenses	4,596	8,888	28,583	27,438
Selling, general and administrative expenses	45,204	46,498	140,115	141,952
Depreciation and amortization	50,379	47,721	153,470	130,058
Impairment loss	36,158	—	36,158	—

Income (loss) before interest and taxes	(64,132)	96,245	(73,028)	246,402
Interest expense	13,987	14,052	42,344	44,252
Interest income	(13)	(85)	(43)	(242)

Income (loss) before taxes	(78,106)	82,278	(115,329)	202,392
Taxes	(26,081)	29,804	(37,136)	71,822

Income (loss) from continuing operations	(52,025)	52,474	(78,193)	130,570
Loss from discontinued operations (net of tax benefit of $0 and $3,865, respectively)	—	(153)	—	(4,859)

Net income (loss)	$(52,025)	$52,321	$(78,193)	$125,711

Earnings (loss) per share information:
Continuing operations	$(0.69)	$0.71	$(1.04)	$1.78
Discontinued operations	—	(0.00)	—	(0.06)

Basic earnings (loss) per share	$(0.69)	$0.71	$(1.04)	$1.72

Continuing operations	$(0.69)	$0.70	$(1.04)	$1.76
Discontinued operations	—	(0.00)	—	(0.07)

Diluted earnings (loss) per share	$(0.69)	$0.70	$(1.04)	$1.69

Weighted average shares:
Basic	75,200	73,935	75,045	73,225
Diluted	75,200	75,008	75,045	74,370
Consolidated Statements of Comprehensive Income (Loss)
Quarters and Nine Months Ended September 30, 2009 and 2008 (Revised)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
		Revised		Revised
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(52,025)	$52,321	$(78,193)	$125,711
Change in cumulative translation adjustment	3,002	(2,540)	5,346	(5,079)

Comprehensive income (loss)	$(49,023)	$49,781	$(72,847)	$120,632

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2009 (Revised)
(unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
			(In thousands, except share data)
Balance at December 31, 2008 (Revised)	74,766,317	$748	$623,988	$223,675	$(202)	$12,502	$860,711
Net loss	—	—	—	(78,193)	—	—	(78,193)
Cumulative translation adjustment	—	—	—	—	—	5,346	5,346
Issuance of common stock:
Exercise of stock options	63,180	—	197	—	—	—	197
Expense related to employee stock options	—	—	3,259	—	—	—	3,259
Excess tax benefit from share-based compensation	—	—	106	—	—	—	106
Purchase treasury shares	(18,269)	—	—		(126)	—	(126)
Vested restricted stock	405,448	4	(4)	—	—	—	—
Amortization of non-vested restricted stock	—	—	6,312	—	—	—	6,312

Balance at September 30, 2009	75,216,676	$752	$633,858	$145,482	$(328)	$17,848	$797,612

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008 (Revised)
(unaudited)

	Nine Months Ended
	September 30,
		Revised
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income (loss)	$(78,193)	$125,711
Items not affecting cash:
Depreciation and amortization	153,470	132,052
Impairment loss	36,158	—
Deferred income taxes	2,491	29,475
Loss on the sale of discontinued operations	—	6,935
Excess tax benefit from share-based compensation	(106)	(9,109)
Non-cash compensation expense	9,571	8,444
Loss on non-monetary asset exchange	4,868	—
Provision for/(recoveries of) bad debt expense	9,311	1,866
Loss on retirement of fixed assets	7,637	1,111
Other	1,412	1,261
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	173,370	(26,677)
Inventory	1,666	(5,380)
Prepaid expense and other current assets	(13,136)	(3,109)
Accounts payable	(33,702)	(3,985)
Accrued liabilities and other	(4,754)	7,308

Net cash provided by operating activities	270,063	265,903

Investing activities:
Business acquisitions, net of cash acquired	—	(71,823)
Additions to property, plant and equipment	(29,094)	(193,254)
Proceeds from the sale of discontinued operations	—	50,150
Collection of notes receivable	—	2,016
Proceeds from disposal of capital assets	20,155	4,940

Net cash used in investing activities	(8,939)	(207,971)

Financing activities:
Issuances of long-term debt	3,204	208,355
Repayments of long-term debt	(200,454)	(280,060)
Repayment of notes payable	(6,241)	(12,642)
Proceeds from issuances of common stock	197	11,901
Purchase of treasury shares	(126)	—
Excess tax benefit from share-based compensation	106	9,109

Net cash used in financing activities	(203,314)	(63,337)

Effect of exchange rate changes on cash	(167)	324

Change in cash and cash equivalents	57,643	(5,081)
Cash and cash equivalents, beginning of period	18,500	13,034

Cash and cash equivalents, end of period	$76,143	$7,953

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$26,744	$30,179
Net cash paid for income taxes (refunds received)	$(17,064)	$55,077

Non-cash investing and financing activities:
Debt acquired in acquisition	$—	$429
Assets received as proceeds from the sale of disposal group	$—	$7,987
Note issued to finance insurance premiums	$7,960	$—
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2009 and the statements of operations and the statements of comprehensive income for the quarters and nine-month periods ended September 30, 2009 and 2008, as well as the statement of stockholders’ equity for the nine months ended September 30, 2009 and the statements of cash flows for the nine months ended September 30, 2009 and 2008. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008. We believe that these financial statements contain all adjustments necessary so that they are not misleading. See Note 2, Prior Period Adjustments.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year. Certain reclassifications have been made to 2008 amounts in order to present these results on a comparable basis with amounts for 2009, including a change to the presentation of capitalized interest at one of our subsidiaries for the quarter and nine months ended September 30, 2008, which resulted in a decrease in interest income and an offsetting decrease in interest expense totaling $595 and $1,825, respectively. This change had no impact on net interest expense as previously disclosed.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50,150 and assets with a fair market value of $7,987. We have reported the operating results of this disposal group as discontinued operations in our financial statements. See Note 10, Discontinued Operations.

     We performed an evaluation of subsequent events as of October 30, 2009, the date of issuance of these financial statements.
2. Prior period adjustments:
     In June 2009, we discovered accounting errors within one of our operations located in the Rocky Mountain region, which occurred in prior years and would have impacted our reported operating results for the years ended December 31, 2006, 2007 and 2008. The majority of the errors were due to a flawed revenue accrual process and ineffective controls over inventory within this operation. We evaluated the impact that these errors would have had on our financial statements and determined that these errors would not have been material to our financial statements from a quantitative or qualitative perspective for those periods. However, the amount of the adjustment required to correct these errors was deemed to be material to the results for 2009. We corrected these errors as of June 30, 2009 and have made the required adjustments to our reported results for the comparative quarter and nine months ended September 30, 2008. In addition, we have adjusted our previously published balance sheet at December 31, 2008, decreasing beginning retained earnings by $8,405. As applicable, we will revise our published financials in future filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, including comparative results for the years ended December 31, 2008 and 2007. We have labeled our balance sheet, statement of operations and statement of cash flows as “Revised” where applicable.
     The following tables summarize the impact of these accounting errors on our previously published financial statements by caption for each of the comparable periods presented in this Quarterly Report on Form 10-Q (in thousands, except per share data).
STATEMENTS OF OPERATIONS:

	Quarter Ended September 30, 2008			Nine Months Ended September 30, 2008
	Original	Prior Period	Revised	Original	Prior Period	Revised
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Service	$479,996	$1,077	$481,073	$1,310,807	$(3,738)	$1,307,069
Product	13,237	—	13,237	40,689	—	40,689

	493,233	1,077	494,310	1,351,496	(3,738)	1,347,758
Service expenses	294,097	861	294,958	800,451	1,457	801,908
Product expenses	8,888	—	8,888	27,438	—	27,438
Selling, general and administrative expenses	46,512	(14)	46,498	141,966	(14)	141,952
Depreciation and amortization	47,695	26	47,721	129,983	75	130,058

Income from continuing operations before interest and taxes	96,041	204	96,245	251,658	(5,256)	246,402
Interest expense	14,052	—	14,052	44,252	—	44,252
Interest income	(85)	—	(85)	(242)	—	(242)

Income from continuing operations before taxes	82,074	204	82,278	207,648	(5,256)	202,392
Taxes	29,731	73	29,804	73,687	(1,865)	71,822

Net income from continuing operations	$52,343	$131	$52,474	$133,961	$(3,391)	$130,570

Earnings per share:
Diluted—continuing operations	$0.70	$(0.00)	$0.70	$1.80	$(0.04)	$1.76
Diluted—total	$0.70	$(0.00)	$0.70	$1.74	$(0.05)	$1.69

BALANCE SHEET:

	As of December 31, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Cash	$19,090	$(590)	$18,500
Trade accounts receivable, net	$343,353	$(7,860)	$335,493
Income tax receivable	$21,328	$4,573	$25,901
Inventory, net	$41,891	$(3,014)	$38,877
Prepaid expenses	$21,472	$(866)	$20,606
Property, plant and equipment, net	$1,166,453	$233	$1,166,686
Accrued liabilities	$37,585	$530	$38,115
Accrued payroll and payroll burdens	$31,293	$350	$31,643
Retained earnings	$232,080	$(8,405)	$223,675
STATEMENT OF CASH FLOWS:

	For the Nine Months Ended September 30, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net income	$129,102	$(3,391)	$125,711
Depreciation and amortization	$131,977	$75	$132,052
Accounts receivable	$(30,356)	$3,679	$(26,677)
Inventory	$(6,500)	$1,120	$(5,380)
Prepaid expenses and other current assets	$(1,417)	$(1,692)	$(3,109)
Accrued liabilities and other	$7,074	$234	$7,308
Net cash provided by operating activities	$265,878	$25	$265,903
3. Accounts receivable:

		Revised
	September 30,	December 31,
	2009	2008
Trade accounts receivable	$140,684	$285,850
Related party receivables	4,806	11,631
Unbilled revenue	19,451	38,969
Notes receivable	—	283
Other receivables	2,310	4,736

	167,251	341,469
Allowance for doubtful accounts	13,139	5,976

	$154,112	$335,493

4. Inventory:

		Revised
	September 30,	December 31,
	2009	2008
Finished goods	$21,926	$20,915
Manufacturing parts, materials and other	18,400	15,208
Work in process	130	3,964

	40,456	40,087
Inventory reserves	1,030	1,210

	$39,426	$38,877

5. Property, plant and equipment:

		Accumulated
September 30, 2009	Cost	Depreciation	Net Book Value
Land	$8,919	$—	$8,919
Buildings	28,959	2,933	26,026
Field equipment	1,295,925	465,366	830,559
Vehicles	130,029	53,040	76,989
Office furniture and computers	17,047	8,615	8,432
Leasehold improvements	22,433	4,239	18,194
Construction in progress	11,587	—	11,587

	$1,514,899	$534,193	$980,706

		Accumulated
December 31, 2008 (Revised)	Cost	Depreciation	Net Book Value
Land	$10,078	$—	$10,078
Buildings	20,155	2,097	18,058
Field equipment	1,314,252	359,441	954,811
Vehicles	152,258	49,805	102,453
Office furniture and computers	16,069	6,736	9,333
Leasehold improvements	23,925	3,280	20,645
Construction in progress	51,308	—	51,308

	$1,588,045	$421,359	$1,166,686

     Construction in progress at September 30, 2009 and December 31, 2008 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and nine months ended September 30, 2009, we recorded capitalized interest of $108 and $729, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
     Effective March 1, 2009, our Canadian subsidiary transferred certain property, plant and equipment used in our production testing business to Enseco, a competitor, in exchange for certain electric line (e-line) equipment. This exchange was determined to have commercial substance for us and therefore we recorded the new assets acquired at the fair market value of the assets surrendered which had a carrying value of $9,284. We incurred costs to sell totaling approximately $71. We determined the fair value of the assets with the assistance of a third-party appraiser, assuming an orderly liquidation methodology, to be $4,487, resulting in a loss on the exchange of $4,868. Of the total value assigned to the new assets, $4,209 was included in property, plant and equipment and $279 was included in inventory in the accompanying balance sheet as of September 30, 2009. The fair market value of the assets received was determined to be $5,497, using the same methodology applied to the assets surrendered. We believe that these e-line assets will generate cash flows in excess of the cash flows that would have been received from the production testing assets due to relatively higher demand from our customers for e-line services.
(a) Sale-Leaseback Transactions:
     Effective March 31, 2009, we entered into a sale-leaseback transaction with Agua Dulce, LLC, through which we sold a facility and approximately 50 acres of real property located near Rock Springs, Wyoming for $3,827. The sales price approximated the net book value of the facility, which is currently under construction, and the land, resulting in an insignificant gain on the transaction which has been included as a component of selling, general and administrative expense in the accompanying statement of operations for the nine months ended September 30, 2009. In addition, the buyer agreed to fund the completion of the construction of the facility. Effective April 1, 2009, we became party to the lease agreement which requires monthly operating lease payments for a term of 10 years, with an option to extend the lease term for an additional 10 years. The rental rate adjusts for construction draws to date divided ratably over the remaining lease term. The lease term began on April 1, 2009 and the first monthly rental was $35. We will also incur additional lease costs related to certain operating costs, taxes and insurance for the facility over the term of the lease.
     Effective July 30, 2009, we entered into a sale-leaseback agreement with Enterprise Leasing Company of Houston to sell over 550 light-vehicles with a net book value of approximately $10,362 as of July 30, 2009. During the third quarter of 2009, we received proceeds from the sale which totaled $10,551. In August 2009, pursuant to this lease agreement, we began making monthly rental payments of approximately $306. The lease terms range from 24 to 36 months.
(b) Impairment of Long-lived Assets:
     During September 2009, we evaluated the fair market value of assets in our contract drilling business with the assistance of a third-party appraiser and determined that the carrying value of certain of these drilling rigs exceeded the fair market value estimates. We projected the undiscounted cash flows associated with these rigs, including an estimate of salvage value, and compared these expected future cash flows to the carrying amount of the rigs. If the undiscounted cash flows exceeded the carrying amount, no further testing was performed and the rig was deemed to not be impaired. If the undiscounted cash flows did not exceed the carrying value, we estimated the fair market value of the equipment based on management estimates and general market data obtained by the third-party appraiser using the sales comparison market approach, which included the analysis of recent sales and offering prices of similar equipment to arrive at an indication of the most probable selling price for the equipment. The result of this analysis was a calculated fixed asset impairment of $36,158, which was recorded as an impairment loss in the accompanying statements of operations for the quarter and nine months ended September 30, 2009. This impairment charge was allocated entirely to the Drilling Services business segment. This impairment was deemed necessary due to an overall decline in oil and gas exploration and production activity in late 2008 which has extended throughout 2009, as well as management’s expectation of future operating results for this business segment for the foreseeable future.
     We continue to evaluate the remaining useful lives of our drilling rigs, and have considered our depreciation methodology and these estimates of useful lives in our projected future cash flows associated with these assets.
     The following tabular presentation is presented for quantitative presentation of our significant fair value measurements at September 30, 2009:

Quoted
Prices in
Active
		Markets	Significant
	Carrying Value	for	Other	Significant
	Prior to	Identical	Observable	Unobservable	Total
	Impairment	Assets	Inputs	Inputs	Gains
Description	Charge	(Level 1)	(Level 2)	(Level 3)	(Losses)
Property, plant and equipment, net	$136,978	—	—	$100,820	$(36,158)

	$136,978	—	—	$100,820	$(36,158)

     We have not recorded any other significant adjustments to our financial statements related to fair value measurements during the nine-month periods ended September 30, 2009 and 2008, except as incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
6. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. As of December 31, 2007, we recorded a note payable totaling $15,354 and an offsetting prepaid asset which included a broker’s fee. At December 31, 2008, this note balance totaled $1,353 and was classified as a current liability. We paid this note in full during the first quarter of 2009. Effective May 1, 2009, we renewed our insurance policies and entered into a similar financing arrangement through April 2010. We recorded a note payable of $7,960, and have made payments toward this note of $4,888, resulting in a note payable balance of $3,072 at September 30, 2009. In addition, we renewed our workers’ compensation, general liability and auto insurance policies through our insurance broker. We have recorded a prepaid asset of approximately $2,052 associated with these policies and are making monthly premium payments. Our primary insurance policies extend through April 30, 2010.
7. Long-term debt:
     The following table summarizes long-term debt as of September 30, 2009 and December 31, 2008:

	2009	2008
U.S. revolving credit facility (a)	$—	$186,000
Canadian revolving credit facility (a)	—	7,495
8.0% senior notes (b)	650,000	650,000
Subordinated seller notes (c)	—	3,450
Capital leases and other	395	700

	650,395	847,645
Less: current maturities of long-term debt and capital leases	274	3,803

	$650,121	$843,842

(a)	Prior to October 13, 2009, we maintained a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provided for a $360,000 U.S. revolving credit facility that was to mature in December 2011 and a $40,000 Canadian revolving credit facility (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that was to mature in December 2011. The U.S. revolving credit facility included a provision for a “commitment increase”, as defined in the Credit Agreement, which permitted us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50,000, with the aggregate of such commitment increases not to exceed $100,000, and in accordance with other provisions as stipulated in the Credit Agreement. Certain portions of the credit facilities were available to be borrowed in U.S. dollars, Canadian dollars, Pounds Sterling, Euros and other currencies approved by the lenders.

Subject to certain limitations, we had the ability to elect how interest under the Credit Agreement would be computed. Interest under the Credit Agreement could be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 0.75% and 1.75% per annum (with the applicable margin depending upon our ratio of total debt to EBITDA. EBITDA is defined in the Credit Agreement as consolidated net income for the period plus, to the extent deducted in determining our consolidated net income, interest expense, taxes, depreciation, amortization and other non-cash charges for such period) or (2) the Base Rate (i.e., the higher of the Canadian bank’s prime rate or the CDOR rate plus 1.00%, in the case of Canadian loans or the greater of the prime rate and the federal funds rate plus 0.50%, in the case of U.S. loans), plus an applicable margin between 0.00% and 0.75% per annum. If an event of default existed under the Credit Agreement, advances would bear interest at the then-applicable rate plus 2.00%. Interest was payable quarterly for base rate loans and at the end of applicable interest periods for LIBOR loans, except that if the interest period for a LIBOR loan was nine months, interest would be paid at the end of each three-month period.

The Credit Agreement also contained various covenants that limited our and our subsidiaries’ ability to: (1) grant certain liens; (2) incur additional indebtedness; (3) make certain loans and investments; (4) make capital expenditures; (5) make distributions; (6) make acquisitions; (7) enter into hedging transactions; (8) merge or consolidate; or (9) engage in certain asset dispositions. The Credit Agreement contained financial maintenance covenants which, among other things, required us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA of not more than 3.0 to 1.0 and (2) EBITDA to total interest expense of not less than 3.0 to 1.0., except that EBITDA was subject to pro forma adjustments for acquisitions and non-

ordinary course asset sales assuming that such transactions occurred on the first day of the determination period, with any such adjustments made in accordance with the guidelines for pro forma presentations set forth by the Securities and Exchange Commission (“SEC”). We were in compliance with all debt covenants under the Credit Agreement as of September 30, 2009.

Under the Credit Agreement, we are permitted to prepay our borrowings.

All of the obligations under the U.S. portion of the Credit Agreement were secured by first priority liens on substantially all of the assets of our U.S. subsidiaries as well as a pledge of approximately 66% of the stock of our first-tier foreign subsidiaries. Additionally, all of the obligations under the U.S. portion of the Credit Agreement were guaranteed by substantially all of our U.S. subsidiaries. All of the obligations under the Canadian portion of the Credit Agreement were secured by first priority liens on substantially all of our assets and the assets of our subsidiaries (other than our Mexican subsidiary). Additionally, all of the obligations under the Canadian portion of the Credit Agreement were guaranteed by us as well as certain of our subsidiaries.

If an event of default existed under the Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. If an event of default was continuing, advances would bear interest at the then-applicable rate plus 2.00%.

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of September 30, 2009. The weighted average interest rate for our revolving credit facilities during the nine months ended September 30, 2009 was 1.87%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $54,649, which reduced the available borrowing capacity as of September 30, 2009. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through September 30, 2009. Our available borrowing capacity under the U.S. and Canadian revolving facilities at September 30, 2009 was $305,351 and $40,000, respectively.

Amendment Effective October 13, 2009:

On October 13, 2009, we amended the Credit Agreement (the “Third Amendment” and, the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of the credit facility to an asset-based facility subject to borrowing base restrictions. Wells Fargo Foothill, LLC replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender. The banks and financial institutions which comprise the lending group did not change significantly.
Pursuant to the Third Amendment, our U.S. revolving credit facility was reduced from $360,000 to up to $225,000, and the Canadian revolving credit facility was reduced from $40,000 to up to $15,000, in each case subject to borrowing base limitations (as described in further detail below). The term of the facilities under the Amended Credit Agreement will continue until the earlier of (1) December 6, 2011 or (2) the earlier termination of the U.S. or Canadian lending commitments. Subject to certain limitations, we are permitted to effect up to two increases in the aggregate commitments by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada. New borrowings pursuant to this commitment increase are subject to the same terms as the existing facility borrowings. In addition, we have the right to terminate, in whole or in part, the unused portion of the U.S. commitments in $1,000 increments upon written notice to the U.S. Administrative Agent. If all of the U.S. facility is terminated, the Canadian facility must also be terminated.

Our U.S. borrowing base is limited to: (1) 85% of U.S. eligible billed accounts receivable, less dilution, if any, plus (2) the lesser of 55% of the amount of U.S. eligible unbilled accounts receivable or $10,000, plus (3) the lesser of the “equipment reserve amount” and 80% times the most recently determined Net Liquidation Percentage, as defined in the Amended Credit Agreement, times the value of our and the U.S. subsidiary guarantors’ equipment, provided that at no time shall the amount determined under this clause exceed 50% of the U.S. borrowing base, minus (4) the aggregate sum of reserves established by the U.S. Administrative Agent, if any. The “equipment reserve amount” means $50,000 upon the effective date of the Third Amendment, less $595 for each subsequent month, not to be reduced below zero in the aggregate.

The Canadian borrowing based is limited to: (1) 80% of Canadian eligible billed accounts receivable, plus (2) if the Canadian Borrower has requested credit for equipment under the Canadian borrowing base, the lesser of (a) $15,000,000, and (b) 80% times the most recently determined Net Liquidation Percentage, as defined in the Amended Credit Agreement, times the value (calculated on a basis consistent with our historical accounting practices) of our and the US subsidiary guarantors’ equipment, minus (3) the aggregate amount of reserves established by Canadian Administrative Agent, if any.

Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our Excess Availability Amount, as defined in the Amended Credit Agreement) or (2) the Base Rate (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3 month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest will be computed as described above with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Interest is payable monthly.

Letters of credit outstanding under the Credit Agreement prior to the effectiveness of the Third Amendment will be deemed outstanding under the Amended Credit Agreement with fees equal to the applicable margin, as described above. If an event of default exists or continues, such fee will be equal to the applicable margin plus 2.00%.

Under the Amended Credit Agreement, the only financial covenant to which we are subject is a “Fixed Charge Coverage Ratio” covenant, which must exceed 1.10 to 1.00. This covenant becomes effective only if our Excess Availability Amount, as defined under the Amended Credit Agreement, plus certain qualified cash and cash equivalents is less than $50,000.

We were in compliance with the Fixed Charge Coverage Ratio covenant described in the Third Amendment as of September 30, 2009.

Our Fixed Charge Coverage Ratio covenant is calculated as follows: (1) for the fiscal quarter ended September 30, 2009, the ratio of EBITDA, as defined in the Amended Credit Agreement, calculated for the four fiscal quarters then ended minus capital expenditures made in cash or incurred during the three fiscal quarters ended September 30, 2009 multiplied by 4/3, compared to Fixed Charges, as defined in the Amended Credit Agreement, for the four fiscal quarters ended September 30, 2009; (2) for fiscal quarters ending after September 30, 2009, the ratio of EBITDA, as defined in the Amended Credit Agreement, calculated for the four fiscal quarter period ended after September 30, 2009 minus capital expenditures made with cash (to the extent not already incurred in a prior period) or incurred during such four quarter period, compared to Fixed Charges, calculated for the four quarters then ended. The calculation of “EBITDA,” as defined in the Amended Credit Agreement, is substantially consistent with the calculation of EBITDA under the Credit Agreement prior to the effectiveness of the Third Amendment. Fixed Charges, as defined in the Amended Credit Agreement, include interest expense, among other things, reduced by the amortization of transaction fees associated with the Third Amendment.

In addition to the Fixed Charge Coverage Ratio covenant, we continue to be subject to various other covenants which existed under the Credit Agreement prior to the Third Amendment, excluding the financial maintenance covenants (which have been replaced with the Fixed Charge Coverage Ratio covenant as discussed above), including but not limited to covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) incur additional indebtedness; (3) make certain loans and investments; (4) make capital expenditures; (5) make distributions; (6) make acquisitions; (7) enter into hedging transactions; (8) merge or consolidate; or (9) engage in certain asset dispositions.

Events of default under the Amended Credit Agreement remain substantially the same as under the Credit Agreement prior to the Third Amendment.

The obligations under the U.S. portion of the Amended Credit Agreement continue to be secured by first priority liens on substantially all of our assets and the assets of our U.S. subsidiaries as well as a pledge of approximately 66% of the stock of our first-tier foreign subsidiaries. Additionally, all of the obligations under the U.S. portion of the Amended Credit Agreement continue to be guaranteed by substantially all of our U.S. subsidiaries. The obligations under the Canadian portion of the Amended Credit Agreement continue to be secured by first priority liens on substantially all of our assets and the assets of our subsidiaries (other than our Mexican subsidiary). Additionally, all of the obligations under the Canadian portion of the Amended Credit Agreement continue to be guaranteed by us as well as certain of our subsidiaries.

We will incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding.

To date, we have incurred fees and expenses associated with the execution and effectiveness of the Third Amendment totaling approximately $2,634. These fees and expenses will be included in our consolidated balance sheet as a long-term asset, deferred financing fees, and will be amortized to interest expense over the remaining term of the facility.
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

Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the SEC which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of the notes for publicly traded notes on July 25, 2007. On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture. Effective April 1, 2009, we entered into a second supplement to this indenture whereby additional domestic subsidiaries became guarantors under the indenture.
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
     We calculate stock compensation expense for our stock-based compensation awards by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. A further description can be found in our Annual Report on Form 10-K as of December 31, 2008.
     Effective January 30, 2009, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 1,287,008 shares of non-vested restricted stock on January 30, 2009 at a grant price of $6.41 per share and 4,000 shares of non-vested restricted stock on March 16, 2009 at a grant price of $2.64 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $8,260 ratably over the three-year vesting periods. In addition, on January 30, 2009, we granted 905,300 stock options to purchase shares of our common stock at an exercise price of $6.41 per share and on July 1, 2009, we granted 10,000 stock options to purchase our common stock at an exercise price of $6.78 per share. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period. The fair value of the stock options granted during the nine months ended September 30, 2009 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended
September 30,
Assumptions:	2009
Risk-free rate	0.89% to 2.51%
Expected term (in years)	2.2 to 5.1
Volatility	28.6% to 47.1%

Calculated fair value per option	$1.14 to $3.01
     We completed our initial public offering in April 2006. Prior to the second quarter of 2008, we did not have sufficient historical market data in order to determine the volatility of our common stock. We analyzed the market data of peer companies and calculated an average volatility factor based upon changes in the closing price of these companies’ common stock for a three-year period. This volatility factor was then applied as a variable to determine the fair value of our stock options granted prior to the second quarter of 2008. For stock options granted during or after the second quarter of 2008, we calculated an average volatility factor for our common stock for a three-year period. These volatility calculations were then applied to compute the fair market value of stock option grants during the second quarter of 2008 and thereafter.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $1,497 over the vesting period of these 2009 stock option grants. For the quarter and nine months ended September 30, 2009, we have recognized expense related to these stock option grants totaling $125 and $329, respectively, which represents a reduction of net income before taxes. The impact on the net loss for the quarter and nine months ended September 30, 2009 was an increase of $83 and $223, respectively, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $1,168 as of September 30, 2009 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended September 30, 2009 and 2008, we recognized compensation expense associated with all stock option awards totaling $869 and $1,332, respectively, resulting in an increase in net loss of $579 and a reduction in net income of $850, respectively, and a $0.01 reduction in diluted earnings per share for each of the quarters ended September 30, 2009 and 2008. For the nine-month periods ended

September 30, 2009 and 2008, we recognized compensation expense associated with all stock option awards totaling $3,259 and $3,898, respectively, resulting in an increase in net loss of $2,210 and a reduction in net income of $2,514, respectively, and a $0.03 reduction in diluted earnings per share for each of the nine-month periods ended September 30, 2009 and 2008. Total unrecognized compensation expense associated with outstanding stock option awards at September 30, 2009 was $2,804, or $1,901, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2008 to September 30, 2009 and a summary of stock options outstanding by exercise price range at September 30, 2009:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2008	2,746,512	$15.33
Granted	915,300	$6.41
Exercised	(63,182)	$3.11
Cancelled	(81,766)	$21.86

Balance at September 30, 2009	3,516,864	$13.07

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	September 30,	Remaining	Exercise	September 30,	Remaining	Exercise
Range of Exercise Price	2009	Life (months)	Price	2009	Life (months)	Price
$2.00	14,793	1	$2.00	14,793	1	$2.00
$4.48 — $4.80	48,602	5	$4.79	48,602	5	$4.79
$5.00	114,115	36	$5.00	68,282	30	$5.00
$6.41 — $8.16	1,519,533	94	$6.53	597,637	65	$6.69
$11.66	282,088	72	$11.66	282,088	72	$11.66
$15.90	345,000	100	$15.90	115,000	88	$15.90
$17.60 — $19.87	636,187	88	$19.83	383,674	88	$19.83
$22.55 — $24.07	456,046	79	$23.95	453,213	79	$23.95
$26.26 — $27.11	45,000	92	$26.35	30,000	92	$26.35
$29.88	40,000	104	$29.88	13,333	104	$29.88
$34.19	15,500	105	$34.19	5,167	105	$34.19

	3,516,864	87	$13.07	2,011,789	73	$15.33

     The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2009 was $108 and $280, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at September 30, 2009 was $884. Assuming all stock options outstanding at September 30, 2009 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $1,173.
(b) Non-vested Restricted Stock:
     We recognize compensation expense associated with grants of non-vested restricted stock, based on the fair value of the shares on the date of grant, ratably over the applicable vesting periods. At September 30, 2009, amounts not yet recognized related to non-vested restricted stock totaled $11,926, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $6,083 related to grants during the nine months ended September 30, 2009. We recognized compensation expense associated with non-vested restricted stock totaling $1,998 and $2,070 for the quarters ended September 30, 2009 and 2008, respectively, and $6,312 and $4,321 for the nine-month periods ended September 30, 2009 and 2008, respectively.

     The following table summarizes the change in non-vested restricted stock from December 31, 2008 to September 30, 2009:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2008	789,191	$19.95
Granted	1,301,008	$6.41
Vested	(405,355)	$16.78
Forfeited	(16,266)	$11.17

Balance at September 30, 2009	1,668,578	$10.25

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we repurchased the following shares during the nine months ended September 30, 2009:

		Price Paid	Extended
Period	Purchased	per Share	Amount
January 1 — 31, 2009	10,662	$6.37	$68
May 1 — 31, 2009	6,623	$7.84	$52
June 1— 30, 2009	436	$7.66	$3
July 1— 31, 2009	392	$6.22	$2
August 1 — 31, 2009	156	$8.82	$1

	18,269		$126

     These shares were included as treasury stock at cost in the accompanying balance sheet as of September 30, 2009. We expect to purchase additional shares in the future pursuant to this plan provision.
9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method. The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Weighted average basic common shares outstanding	75,200	73,935	75,045	73,225
Effect of dilutive securities:
Employee stock options	—	747	—	814
Non-vested restricted stock	—	326	—	331

Weighted average diluted common and potential common shares outstanding	75,200	75,008	75,045	74,370

     For the quarter and nine months ended September 30, 2009, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters and nine months ended September 30, 2009 and 2008. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 1,253,920 shares and 24,160 shares for the quarters ended September 30, 2009 and 2008, respectively, and 3,060,105 shares and 137,289 shares for the nine months ended September 30, 2009 and 2008, respectively.

10. Discontinued operations:
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain business assets located primarily in north Texas which included our product supply stores, certain drilling logistics assets and other completion and production services assets. Although this sale did not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the disposal group did represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, was accounted for as a disposal group that is held for sale. We revised our financial statements and reclassified the assets and liabilities of the disposal group as held for sale as of the date of each balance sheet presented and removed the results of operations of the disposal group from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations. We ceased depreciating the assets of this disposal group in May 2008 and adjusted the net assets to the lower of carrying value or fair value less selling costs, which resulted in a pre-tax charge of approximately $200. In addition, we allocated $11,109 of goodwill associated with the original formation of Complete Production Services, Inc. to this business. Our company was formed from the combination of three entities under common control in September 2005, which resulted in goodwill of $93,792. Of this amount, $11,109 was deemed to be attributable to this disposal group and was impaired as of the date of the transaction. Thus, this amount has been included in the calculation of the loss on the sale of this disposal group.
     On May 19, 2008, we completed the sale of the disposal group for $50,150 in cash and we received assets with a fair market value of $7,987. In addition, we retained the receivables and payables associated with the operating results of these entities as of the date of the sale. The carrying value of the related net assets was approximately $51,353 on May 19, 2008, excluding allocated goodwill of $11,109. We recorded a loss of $6,935 associated with the sale of this disposal group, which represents the excess of the carrying value of the assets less selling costs over the sales price and a charge of approximately $2,610 related to income tax on the transaction. The income tax on the disposal was primarily attributable to the $11,109 of allocated goodwill which was non-deductible for tax purposes and resulted in a taxable gain on the disposal. We sold this disposal group to Select Energy Services, L.L.C., an oilfield service company located in Gainesville, Texas which is owned by a former officer of one of our subsidiaries. Pursuant to the agreement, we sublet office space to Select Energy Services, L.L.C., and provided certain administrative functions for a period of one year at an agreed-upon rate for services per hour. Proceeds from the sale of this disposal group were used to repay outstanding borrowings under our U.S. revolving credit facility and for other general corporate purposes.
     The following table summarizes operating results for the disposal group for the applicable period in 2008:

Period
January 1,
2008 through
May 19,
2008
Revenue	$59,553
Income before taxes	$3,330
Net income before loss on disposal in 2008	$2,076
Net loss	$(4,706)
     We incurred additional fees of $153 related to the sale of the disposal group in the third quarter of 2008.
11. Segment information:
     We have determined what segment information to report based on the way our management organizes the operating segments for making operational decisions and assessing financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA calculated by us may not be comparable to the EBITDA calculation of another company or to the calculation of EBITDA under our credit facilities (see Note 7 for a description of the calculation of EBITDA under our existing credit facility, as amended). See also the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our unaudited consolidated financial statements as of September 30, 2009. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended September 30, 2009
Revenue from external customers	$198,014	$25,415	$6,484	$—	$229,913
Inter-segment revenues	$1,211	$122	$1,295	$(2,628)	$—
Adjusted EBITDA, as defined	$31,396	$(3,757)	$1,791	$(7,025)	$22,405
Depreciation and amortization	$43,744	$5,466	$603	$566	$50,379
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(12,348)	$(45,381)	$1,188	$(7,591)	$(64,132)
Capital expenditures	$3,844	$1,912	$18	$561	$6,335

Quarter Ended September 30, 2008 (Revised)
Revenue from external customers	$418,865	$62,208	$13,237	$—	$494,310
Inter-segment revenues	$—	$486	$15,002	$(15,488)	$—
Adjusted EBITDA, as defined	$133,459	$17,005	$3,387	$(9,885)	$143,966
Depreciation and amortization	$41,195	$5,223	$657	$646	$47,721

Operating income (loss)	$92,264	$11,782	$2,730	$(10,531)	$96,245
Capital expenditures	$51,486	$6,581	$592	$187	$58,846

As of September 30, 2009
Segment assets	$1,350,965	$170,400	$40,577	$133,896	$1,695,838

Nine Months Ended September 30, 2009
Revenue from external customers	$681,981	$85,515	$37,496	$—	$804,992
Inter-segment revenues	$4,460	$734	$3,581	$(8,775)	$—
Adjusted EBITDA, as defined	$129,044	$6,698	$6,427	$(25,569)	$116,600
Depreciation and amortization	$133,393	$16,502	$1,861	$1,714	$153,470
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(4,349)	$(45,962)	$4,566	$(27,283)	$(73,028)
Capital expenditures	$25,267	$3,004	$175	$648	$29,094

Nine Months Ended September 30, 2008 (Revised)
Revenue from external customers	$1,134,358	$172,711	$40,689	$—	$1,347,758
Inter-segment revenues	$370	$758	$25,541	$(26,669)	$—
Adjusted EBITDA, as defined	$347,759	$44,733	$10,209	$(26,241)	$376,460
Depreciation and amortization	$111,972	$14,527	$1,762	$1,797	$130,058

Operating income (loss)	$235,787	$30,206	$8,447	$(28,038)	$246,402
Capital expenditures	$157,890	$31,816	$2,317	$1,231	$193,254

As of December 31, 2008
Segment assets	$1,631,875	$251,015	$52,048	$52,415	$1,987,353
     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income (loss) from continuing operations for the quarters and nine months ended September 30, 2009 and 2008:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
		Revised		Revised
	2009	2008	2009	2008
Segment operating income (loss)	$(64,132)	$96,245	$(73,028)	$246,402
Interest expense	13,987	14,052	42,344	44,252
Interest income	(13)	(85)	(43)	(242)
Income taxes	(26,081)	29,804	(37,136)	71,822

Net income (loss) from continuing operations	$(52,025)	$52,474	$(78,193)	$130,570

     Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 are summarized below:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2008	$333,628	$5,563	$2,401	$341,592
Contingency adjustment and other	(80)	—	—	(80)

Balance at September 30, 2009	$333,548	$5,563	$2,401	$341,512

(a)	The contingency adjustment represents a reclassification of costs associated with a prior year acquisition, with no impact on net income as previously reported.
12. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, bank operating loans, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At September 30, 2009, the fair value of these notes was $591,500 based on the published closing price.
     A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the quarter and nine months ended September 30, 2009, one customer, XTO Energy, Inc., provided approximately 10% of our sales.
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
     We have historically incurred an additional insurance premium related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
14. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     On December 6, 2006, we issued 8.0% Senior Notes at a face value of $650,000 in a private placement transaction. On June 1, 2007, we filed a registration statement on Form S-4 with the SEC to register these 8.0% Senior Notes and became subject to the disclosure requirements of SEC Regulation S-X Rule 3-10(f). The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008 (Revised); (2) unaudited condensed consolidating statements of operations for the quarters ended September 30, 2009 and 2008 (Revised); (3) unaudited condensed consolidating statements of operations for the nine months ended September 30, 2009 and 2008 (Revised); and (4) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008

(Revised).
Condensed Consolidating Balance Sheet
September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$65,222	$873	$13,818	$(3,770)	$76,143
Trade accounts receivable, net	871	125,136	28,105	—	154,112
Inventory, net	—	26,384	13,042	—	39,426
Prepaid expenses	3,253	14,903	1,373	—	19,529
Income tax receivable	48,194	28	806	—	49,028

Total current assets	117,540	167,324	57,144	(3,770)	338,238
Property, plant and equipment, net	4,580	919,119	57,007	—	980,706
Investment in consolidated subsidiaries	842,063	100,199	—	(942,262)	—
Inter-company receivable	591,604	—	—	(591,604)	—
Goodwill	55,473	283,181	2,858	—	341,512
Other long-term assets, net	14,726	16,670	3,986	—	35,382

Total assets	$1,625,986	$1,486,493	$120,995	$(1,537,636)	$1,695,838

Current liabilities
Current maturities of long-term debt	$—	$261	$13	$—	$274
Accounts payable	123	22,703	4,987	(3,770)	24,043
Accrued liabilities	14,550	15,725	5,836	—	36,111
Accrued payroll and payroll burdens	52	14,779	3,303	—	18,134
Accrued interest	15,751	—	32	—	15,783
Notes payable	3,072	—	—	—	3,072
Accrued taxes payable	—	—	1,053	—	1,053
Current deferred tax liabilities	1,437	—	—	—	1,437

Total current liabilities	34,985	53,468	15,224	(3,770)	99,907
Long-term debt	650,000	115	6	—	650,121
Inter-company payable	—	587,052	4,552	(591,604)	—
Deferred income taxes	143,389	3,795	1,014	—	148,198

Total liabilities	828,374	644,430	20,796	(595,374)	898,226
Stockholders’ equity
Total stockholders’ equity	797,612	842,063	100,199	(942,262)	797,612

Total liabilities and stockholders’ equity	$1,625,986	$1,486,493	$120,995	$(1,537,636)	$1,695,838

Condensed Consolidating Balance Sheet (Revised)
December 31, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$25,399	$346	$5,078	$(12,323)	$18,500
Trade accounts receivable, net	201	304,731	30,561	—	335,493
Inventory, net	—	25,037	13,840	—	38,877
Prepaid expenses	1,060	18,509	1,037	—	20,606
Income tax receivable	25,594	307	—	—	25,901

Total current assets	52,254	348,930	50,516	(12,323)	439,377
Property, plant and equipment, net	4,956	1,097,474	64,256	—	1,166,686
Investment in consolidated subsidiaries	929,368	88,669	—	(1,018,037)	—
Inter-company receivable	779,553	(502)	—	(779,051)	—
Goodwill	55,354	283,657	2,581	—	341,592
Other long-term assets, net	14,009	22,163	3,526	—	39,698

Total assets	$1,835,494	$1,840,391	$120,879	$(1,809,411)	$1,987,353

Current liabilities
Current maturities of long-term debt	$—	$3,792	$11	$—	$3,803
Accounts payable	2,201	59,052	8,553	(12,323)	57,483
Accrued liabilities	13,421	18,447	6,247	—	38,115

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Accrued payroll and payroll burdens	5,362	23,310	2,971	—	31,643
Accrued interest	2,704	—	50	—	2,754
Notes payable	1,353	—	—	—	1,353
Taxes payable	(1,900)	—	1,900	—	—
Current deferred tax liabilities	—	1,289	—	—	1,289

Total current liabilities	23,141	105,890	19,732	(12,323)	136,440
Long-term debt	836,000	299	7,543	—	843,842
Inter-company payable	—	779,553	(502)	(779,051)	—
Deferred tax liabilities	115,642	25,281	5,437	—	146,360

Total liabilities	974,783	911,023	32,210	(791,374)	1,126,642
Stockholders’ equity
Total stockholders’ equity	860,711	929,368	88,669	(1,018,037)	860,711

Total liabilities and stockholders’ equity	$1,835,494	$1,840,391	$120,879	$(1,809,411)	$1,987,353

Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$197,004	$28,019	$(1,594)	$223,429
Product	—	(194)	6,678	—	6,484

	—	196,810	34,697	(1,594)	229,913
Service expenses	—	139,093	20,209	(1,594)	157,708
Product expenses	—	224	4,372	—	4,596
Selling, general and administrative expenses	7,030	35,925	2,249	—	45,204
Depreciation and amortization	414	46,884	3,081	—	50,379
Impairment charge	—	36,158	—	—	36,158

Income (loss) from continuing operations before interest and taxes	(7,444)	(61,474)	4,786	—	(64,132)
Interest expense	13,894	1,809	52	(1,768)	13,987
Interest income	(1,777)	(2)	(2)	1,768	(13)
Equity in earnings of consolidated affiliates	47,359	(3,740)	—	(43,619)	—

Income (loss) from continuing operations before taxes	(66,920)	(59,541)	4,736	43,619	(78,106)
Taxes	(14,895)	(12,182)	996	—	(26,081)

Net income (loss)	$(52,025)	$(47,359)	$3,740	$43,619	$(52,025)

Condensed Consolidated Statement of Operations (Revised)
Quarter Ended September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$445,802	$36,449	(1,178)	$481,073
Product	—	3,015	10,222	—	13,237

	—	448,817	46,671	(1,178)	494,310
Service expenses	—	271,106	25,030	(1,178)	294,958
Product expenses	—	1,915	6,973	—	8,888
Selling, general and administrative expenses	9,884	31,878	4,736	—	46,498
Depreciation and amortization	418	42,580	4,723	—	47,721

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Income (loss) from continuing operations before interest and taxes	(10,302)	101,338	5,209	—	96,245
Interest expense	15,012	2,283	151	(3,394)	14,052
Interest income	(3,443)	(3)	(33)	3,394	(85)
Equity in earnings of consolidated affiliates	(64,851)	(4,229)	—	69,080	—

Income (loss) from continuing operations before taxes	42,980	103,287	5,091	(69,080)	82,278
Taxes	(9,210)	38,152	862	—	29,804

Income (loss) from continuing operations	52,190	65,135	4,229	(69,080)	52,474
Loss from discontinued operations (net of tax)	—	(153)	—	—	(153)

Net income (loss)	$52,190	$64,982	$4,229	$(69,080)	$52,321

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$686,237	$85,273	$(4,014)	$767,496
Product	—	13,639	23,857	—	37,496

	—	699,876	109,130	(4,014)	804,992
Service expenses	—	462,332	61,376	(4,014)	519,694
Product expenses	—	12,979	15,604	—	28,583
Selling, general and administrative expenses	25,569	98,888	15,658	—	140,115
Depreciation and amortization	1,190	142,524	9,756	—	153,470
Impairment charge	—	36,158	—	—	36,158

Income (loss) from continuing operations before interest and taxes	(26,759)	(53,005)	6,736	—	(73,028)
Interest expense	42,373	5,243	146	(5,418)	42,344
Interest income	(5,452)	(5)	(4)	5,418	(43)
Equity in earnings of consolidated affiliates	44,998	(5,778)	—	(39,220)	—

Income (loss) from continuing operations before taxes	(108,678)	(52,465)	6,594	39,220	(115,329)
Taxes	(30,485)	(7,467)	816	—	(37,136)

Net income (loss)	$(78,193)	$(44,998)	$5,778	$39,220	$(78,193)

Condensed Consolidated Statement of Operations (Revised)
Nine Months Ended September 30, 2008

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$1,204,548	$105,924	(3,403)	$1,307,069
Product	—	5,557	35,132	—	40,689

	—	1,210,105	141,056	(3,403)	1,347,758
Service expenses	—	727,760	77,551	(3,403)	801,908
Product expenses	—	3,831	23,607	—	27,438
Selling, general and administrative expenses	26,241	103,460	12,251	—	141,952

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Depreciation and amortization	1,106	118,295	10,657	—	130,058

Income (loss) from continuing operations before interest and taxes	(27,347)	256,759	16,990	—	246,402
Interest expense	46,716	8,487	459	(11,410)	44,252
Interest income	(11,539)	(11)	(102)	11,410	(242)
Equity in earnings of consolidated affiliates	(162,182)	(13,094)	—	175,276	—

Income from continuing operations before taxes	99,658	261,377	16,633	(175,276)	202,392
Taxes	(29,444)	97,727	3,539	—	71,822

Income from continuing operations	129,102	163,650	13,094	(175,276)	130,570
Loss from discontinued operations (net of tax)	—	(4,859)	—	—	(4,859)

Net income	$129,102	$158,791	$13,094	$(175,276)	$125,711

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(78,193)	$(44,998)	$5,778	$39,220	$(78,193)
Items not affecting cash:
Equity in earnings of consolidated affiliates	44,998	(5,778)	—	(39,220)	—
Depreciation and amortization	1,190	142,524	9,756	—	153,470
Impairment charge	—	36,158	—	—	36,158
Other	10,877	20,520	3,787	—	35,184
Changes in operating assets and liabilities, net of effect of acquisitions	65,708	54,019	(4,836)	8,553	123,444

Net cash provided by operating activities	44,580	202,445	14,485	8,553	270,063

Investing activities:
Additions to property, plant and equipment	(649)	(25,016)	(3,429)	—	(29,094)
Inter-company receipts	187,949	(502)	—	(187,447)	—
Proceeds from the disposal of capital assets	—	19,860	295	—	20,155

Net cash provided by (used for) investing activities	187,300	(5,658)	(3,134)	(187,447)	(8,939)

Financing activities:
Issuances of long-term debt	1,645	—	1,559	—	3,204
Repayments of long-term debt	(187,638)	(3,759)	(9,057)	—	(200,454)
Repayments of notes payable	(6,241)	—	—	—	(6,241)
Inter-company borrowings	—	(192,501)	5,054	187,447	—
Proceeds from issuances of common stock	197	—	—	—	197
Other	(20)	—	—	—	(20)

Net cash provided by (used in) financing activities	(192,057)	(196,260)	(2,444)	187,447	(203,314)
Effect of exchange rate changes on cash	—	—	(167)	—	(167)

Change in cash and cash equivalents	39,823	527	8,740	8,553	57,643
Cash and cash equivalents, beginning of period	25,399	346	5,078	(12,323)	18,500

Cash and cash equivalents, end of period	$65,222	$873	$13,818	$(3,770)	$76,143

Condensed Consolidated Statement of Cash Flows (Revised)
Nine Months Ended September 30, 2008

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income	$125,711	$158,791	$13,094	$(171,885)	$125,711
Items not affecting cash:
Equity in earnings of consolidated affiliates	(158,791)	(13,094)	—	171,885	—
Depreciation and amortization	1,106	120,289	10,657	—	132,052
Other	596	38,918	469	—	39,983
Changes in operating assets and liabilities, net of effect of acquisitions	61,694	(83,726)	(13,460)	3,649	(31,843)

Net cash provided by operating activities	30,316	221,178	10,760	3,649	265,903

Investing activities:
Business acquisitions	—	(71,823)	—	—	(71,823)
Additions to property, plant and equipment	(1,231)	(177,894)	(14,129)	—	(193,254)
Inter-company advances	29,445	—	—	(29,445)	—
Proceeds from the sale of discontinued operations	—	50,150	—	—	50,150
Other	—	6,645	311	—	6,956

Net cash provided by (used for) investing activities	28,214	(192,922)	(13,818)	(29,445)	(207,971)

Financing activities:
Issuances of long-term debt	197,714	44	10,597	—	208,355
Repayments of long-term debt	(269,623)	(880)	(9,557)	—	(280,060)
Repayments of notes payable	(12,642)	—	—	—	(12,642)
Inter-company borrowings (repayments)	—	(31,811)	2,366	29,445	—
Proceeds from issuances of common stock	11,901	—	—	—	11,901
Other	9,109	—	—	—	9,109

Net cash provided by (used for) financing activities	(63,541)	(32,647)	3,406	29,445	(63,337)
Effect of exchange rate changes on cash	—	—	324	—	324

Change in cash and cash equivalents	(5,011)	(4,391)	672	3,649	(5,081)
Cash and cash equivalents, beginning of period	8,217	4,959	6,605	(6,747)	13,034

Cash and cash equivalents, end of period	$3,206	$568	$7,277	$(3,098)	$7,953

15. Retirement Plans:
     Effective January 1, 2009, we adopted and established (and subsequently amended and restated for compliance and other issues) the Complete Production Services, Inc. Deferred Compensation Plan, whereby eligible participants, including members of senior management, non-employee directors and certain highly-compensated individuals, could defer up to 90% of their compensation and up to 90% of the employees’ annual incentive bonus, or 100% of director compensation for services rendered, into various investment options pre-tax. For amounts deferred, we will match the contribution dollar-for-dollar up to four percent of compensation minus $3.3, and we may make other discretionary contributions pursuant to resolutions of this plan’s administrative committee. Participants immediately vest in amounts deferred as well as any matching or discretionary contributions we make. Participants bear the risk of loss associated with investment gains or losses. We intend that this plan will meet all the requirements necessary to be a nonqualified, unfunded, unsecured plan of deferred compensation within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. For the quarter and nine months ended September 30, 2009, we expensed $14 of matching contributions associated with this deferred compensation plan.
      In response to current market conditions, we amended our 401(k) plan and deferred compensation plan effective May 1, 2009 to suspend matching contributions to such plans until further notice.
16. Recent accounting pronouncements and authoritative literature:
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding business combinations that replaced the initial statement in its entirety. The guidance now additionally requires that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. The statement also provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability. Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. In April 2009, the FASB issued a further update regarding accounting for assets and liabilities assumed in a business combination that arises from contingencies which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with U.S. GAAP to account for contingencies and reasonable estimation of the amount of loss, if any. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. We adopted this additional guidance regarding business combinations on January 1, 2009 with no impact on our financial position, results of operations and cash flows.
     In September 2008, the FASB issued guidance regarding the reporting of discontinued operations which clarified the definition of a discontinued operation as either: (1) a component of an entity which has been disposed of or classified as held for sale which meets the criteria of an operating segment, or (2) as a business which meets the criteria to be classified as held for sale on acquisition. This proposed guidance further modifies certain disclosure requirements. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.
     In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this new accounting standard effective June 30, 2009 and will apply its provisions prospectively.
     In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and we do not expect this adoption to have a material impact on our financial position, results of operations and cash flows.
17. Subsequent Events:
     On October 13, 2009, we completed the Third Amendment to our revolving credit agreement which modified the structure of the credit facility to an asset-based facility subject to borrowing base restrictions. This amendment provided us with less restrictive financial debt covenants and reduced excess borrowing capacity under the facility. We believe this new facility will allow us to better manage our cash flow needs, will provide better access to funds in the future and will allow us to use our asset base for future financing needs. For a complete description of the Third Amendment, see Note 7, Long-term debt.

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
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2009 and for the quarters and nine months ended September 30, 2009 and 2008, included elsewhere herein.
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
General
     The primary factors influencing demand for our services and products are (1) the number of wells drilled and completed, (2) the amount of maintenance and workover activity, and (3) the complexity of new well completions, all of which depend on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated by our customers and allocated by them to their drilling and workover budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices.
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
AVERAGE RIG COUNTS

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/09	9/30/08	9/30/09	9/30/08
BHI Rotary Rig Count:
U.S. Land	936	1,910	1,036	1,806
U.S. Offshore	34	69	47	64

Total U.S	970	1,979	1,083	1,870
Canada	186	433	203	372

Total North America	1,156	2,412	1,286	2,242

Source: BHI (www.BakerHughes.com.)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/09	9/30/08	9/30/09	9/30/08
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	1,620	2,597	1,755	2,531
Canada	428	738	452	695

Total North America	2,048	3,335	2,207	3,226

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     Since our initial public offering, which was completed in April 2006, our growth strategy has been focused on internal growth in the basins in which we currently operate, as we sought to maximize our equipment utilization, add additional like-kind equipment and expand service and product offerings. In addition, we have sought new basins in which to replicate this approach and augmented our internal growth with strategic acquisitions. During the fourth quarter of 2008, we observed a decline in drilling and exploration expenditures by our customers following the significant decline in oil and gas commodity prices, as well as an overall decline in the general U.S. economy, which included tighter debt and equity markets and reduced availability of credit for investment by our customers. For the first nine months of 2009, we decreased our level of internal capital investment compared to the prior nine months and the same period in the prior year, and implemented certain cost-saving measures including headcount reductions, while remaining responsive to our customers’ needs for quality services. Since the fourth quarter of 2008, we have experienced significant declines in activity and there can be no assurance that market activity will not decline further. Our short-term strategy is to focus on cost savings, protect our market positions in key basins, increase operating cash flow and maintain our financing relationships to manage our debt levels, and remain in communication with our customers to ensure that we continue to provide quality service.
•	Internal Capital Investment. Our internal expansion activities have generally consisted of adding equipment and qualified personnel in locations where we have established a presence. We have grown our operations in many of these locations by expanding services to current customers, attracting new customers and hiring personnel with local basin-level expertise and leadership recognition. Depending on customer demand, we will consider adding equipment to further increase the capacity of services currently being provided and/or add equipment to expand the services we provide. In response to the current market conditions, we reduced our capital investment for the nine months ended September 30, 2009 to $29.1 million, as compared to $193.3 million for the same period in 2008. Our significant investment in capital equipment in recent years has resulted in a relatively newer fleet than many of our competitors. Therefore, we expect our capital investment requirements for maintenance capital to be relatively insignificant during fiscal 2009.

•	External Growth. We use strategic acquisitions as an integral part of our growth strategy. We consider acquisitions that will add to our service offerings in a current operating area or that will expand our geographical footprint into a targeted basin. We have completed several acquisitions in recent years. These acquisitions affect our operating performance period to period. Accordingly, comparisons of revenue and operating results are not necessarily comparable and should not be relied upon as indications of future performance. We did not invest cash consideration in new business acquisitions during the nine months ended September 30, 2009 as we assessed current market conditions and the availability of financing, but we intend to continue to evaluate acquisition opportunities that are beneficial to our long-term strategic goals, while considering short-term objectives to maximize cash flow and maintain our market share.

     Natural gas prices and rotary rig counts have significantly declined from 2008 levels. These changes are likely the result of a number of macro-economic factors, such as an excess supply of natural gas, lower demand for oil and gas, market expectations of weather conditions and the utilization of heating fuels, the cyclical nature of the oil and gas industry and other general market conditions for the U.S. economy. Additionally, the recent global financial crisis has contributed to significant reductions in available capital and liquidity from banks and other providers of credit. Consistent with these trends, we have experienced a significant decline in utilization of our assets and pricing for our products and services during late 2008 and thus far in 2009, and we anticipate that commodity prices and activity levels will remain low and may deteriorate further, adversely impacting our results due to pricing pressure and lower utilization rates throughout 2009. During September 2009, we evaluated the fair market value of assets in our contract drilling business and determined that the carrying value of certain of these drilling rigs exceeded the undiscounted cash flows associated with these assets and the fair market value estimates for these assets. This analysis resulted in a non-cash fixed asset impairment charge of $36.2 million as of September 30, 2009. We recorded a $272.0 million goodwill impairment charge at December 31, 2008. If challenging market conditions persist, we may be required to record future impairment charges related to goodwill and other long-term assets, and may be required to incur restructuring charges as we adapt to a more challenging business environment. Although we cannot determine the depth or duration of the decline in activity in the oil and gas industry, we believe the overall long-term outlook for North American oilfield activity and our business remains favorable, especially in the basins in which we operate.
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
Recent Transactions
     On April 15, 2008, we acquired all the outstanding common stock of Frac Source Services, Inc., a provider of pressure pumping services to customers in the Barnett Shale of north Texas, for $62.4 million in cash, net of cash acquired, which included a working capital adjustment of $1.6 million and recorded goodwill of $15.4 million. Upon closing this transaction, we entered into a contract with one of our major customers to provide pressure pumping services in the Barnett Shale utilizing three frac fleets under a contract with a term that extends up to three years from the date each fleet is placed into service. We spent an additional $20.0 million in 2008 on capital equipment related to these contracted frac fleets. Thus, our total investment in this operation was approximately $82.4 million. We believe this acquisition expanded our pressure pumping business in north Texas and that the related contract provides a stable revenue stream from which to expand our pressure pumping business outside of this region.
     In May 2008, our Board of Directors authorized and committed to a plan to sell certain operations in the Barnett Shale region of north Texas, consisting primarily of our supply store business, as well as certain non-strategic drilling logistics assets and other completion and production services assets. On May 19, 2008, we sold these operations to Select Energy Services, L.L.C., a company owned by a former officer of one of our subsidiaries, for which we received proceeds of $50.2 million in cash and assets with a fair market value of $8.0 million. The carrying value of the net assets sold was approximately $51.4 million, excluding $11.1 million of allocated goodwill associated with the combination that formed Complete Production Services, Inc. in September 2005. We recorded a loss on the sale of this disposal group totaling approximately $6.9 million, which included $2.6 million related to income taxes. In accordance with the sales agreement, we agreed to sublet office space to Select Energy Services, L.L.C. and to provide certain administrative services for a term of one year, at an agreed-upon rate.
     On October 3, 2008, we acquired all of the membership interests of TSWS Well Services, LLC, a limited liability corporation which held substantially all of the well servicing and heavy haul assets of TSWS, Inc., a company based in Magnolia, Arkansas, which provides well servicing and heavy haul services to customers in northern Louisiana, east Texas and southern Arkansas. As consideration, we paid $57.2 million in cash and prepaid an additional $1.0 million related to an employee retention bonus pool. We also recorded goodwill totaling $21.9 million. d. This acquisition extended our geographic reach into the Haynesville Shale area.
     On October 4, 2008, we acquired substantially all of the assets of Appalachian Well Services, Inc. and its wholly-owned subsidiary, each of which is based in Shelocta, Pennsylvania. This business provides pressure pumping, e-line and coiled tubing services in the Appalachian region, and includes a service area which extends through portions of Pennsylvania, West Virginia, Ohio and New York. As consideration for the purchase, we paid $50.1 million in cash and issued 588,292 unregistered shares of our common stock, valued at $15.04 per share. We invested an additional $6.6 million to complete a frac fleet at this location and have an option to purchase real property for approximately $0.6 million. In addition, we entered into an agreement under which we may be required to pay up to an additional $5.0 million in cash consideration during the earn-out period, which extends through 2011, based upon the results of operations of various service lines acquired. We recorded goodwill of approximately $27.5 million associated with this acquisition. We believe this acquisition created a platform for future growth for our pressure pumping and other completion and production service lines in the Marcellus Shale.
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
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2009.
Prior Period Adjustments
     In June 2009, we discovered accounting errors within one of our operations located in the Rocky Mountain region, which occurred in prior years and would have impacted our reported operating results for the years ended December 31, 2006, 2007 and 2008. The majority of the errors were due to a flawed revenue accrual process and ineffective controls over inventory within this operation. We evaluated the impact that these errors would have had on our financial statements and determined that these errors would not have been material to our financial statements from a quantitative or qualitative perspective for those periods. However, the amount of the adjustment required to correct these errors was deemed to be material to the nine months ended September 30, 2009. We corrected these errors as of June 30, 2009 and have made the required adjustments to our reported results for the comparative quarter and nine months ended September 30, 2008. In addition, we have adjusted our previously published balance sheet at December 31, 2008, decreasing beginning retained earnings by $8,405. As applicable, we will revise our published financials in future filings including our Annual Report on Form 10-K for the year ended December 31, 2009, and comparative results for the years ended December 31, 2008 and 2007. We have labeled our previously filed balance sheet, statement of operations and statement of cash flows as “Revised” where applicable. See “Item 1. Financial Statements” contained elsewhere within this Quarterly Report on Form 10-Q. Similarly, we have labeled adjusted amounts as “Revised” throughout the comparative results presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Results of Operations (Continuing Operations)

		Revised		Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2009/	2009/
	9/30/09	9/30/08	2008	2008
		(unaudited, in thousands)
Revenue:
Completion and production services	$198,014	$418,865	$(220,851)	(53%)
Drilling services	25,415	62,208	(36,793)	(59%)
Product sales	6,484	13,237	(6,753)	(51%)

Total	$229,913	$494,310	$(264,397)	(53%)

Adjusted EBITDA:
Completion and production services	$31,396	$133,459	$(102,063)	(76%)
Drilling services	(3,757)	17,005	(20,762)	(122%)
Product sales	1,791	3,387	(1,596)	(47%)
Corporate	(7,025)	(9,885)	2,860	29%

Total	$22,405	$143,966	$(121,561)	(84%)

		Revised		Percent
	Nine Months	Nine Months	Change	Change
	Ended	Ended	2009/	2009/
	9/30/09	9/30/08	2008	2008
		(unaudited, in thousands)
Revenue:
Completion and production services	$681,981	$1,134,358	$(452,377)	(40%)
Drilling services	85,515	172,711	(87,196)	(50%)
Product sales	37,496	40,689	(3,193)	(8%)

Total	$804,992	$1,347,758	$(542,766)	(40%)

Adjusted EBITDA:
Completion and production services	$129,044	$347,759	$(218,715)	(63%)
Drilling services	6,698	44,733	(38,035)	(85%)
Product sales	6,427	10,209	(3,782)	(37%)
Corporate	(25,569)	(26,241)	672	3%

Total	$116,600	$376,460	$(259,860)	(69%)

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
“Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, minority interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles Adjusted EBITDA for the quarters and nine-month periods ended September 30, 2009 and 2008 to the most comparable U.S. GAAP measure, operating income (loss). For a discussion of the definition of “EBITDA” under our existing credit facilities, as recently amended, see Note 7, Long-term debt.

Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended September 30, 2009
Adjusted EBITDA, as defined	$31,396	$(3,757)	$1,791	$(7,025)	$22,405
Depreciation and amortization	$43,744	$5,466	$603	$566	$50,379
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(12,348)	$(45,381)	$1,188	$(7,591)	$(64,132)

Quarter Ended September 30, 2008 (Revised)
Adjusted EBITDA, as defined	$133,459	$17,005	$3,387	$(9,885)	$143,966
Depreciation and amortization	$41,195	$5,223	$657	$646	$47,721

Operating income (loss)	$92,264	$11,782	$2,730	$(10,531)	$96,245

Nine Months Ended September 30, 2009
Adjusted EBITDA, as defined	$129,044	$6,698	$6,427	$(25,569)	$116,600
Depreciation and amortization	$133,393	$16,502	$1,861	$1,714	$153,470
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(4,349)	$(45,962)	$4,566	$(27,283)	$(73,028)

Nine Months Ended September 30, 2008 (Revised)
Adjusted EBITDA, as defined	$347,759	$44,733	$10,209	$(26,241)	$376,460
Depreciation and amortization	$111,972	$14,527	$1,762	$1,797	$130,058

Operating income (loss)	$235,787	$30,206	$8,447	$(28,038)	$246,402

     We do not allocate net interest expense or tax expense to our operating segments.
     Below is a detailed discussion of our operating results by segment for these periods.
Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008 (Unaudited)
     Revenue
     Revenue from continuing operations for the quarter ended September 30, 2009 decreased by $264.4 million, or 53%, to $229.9 million from $494.3 million for the same period in 2008. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $220.9 million, or 53%, for the quarter primarily due to an overall decline in investment by our customers in oil and gas exploration and development activities resulting from lower oil and gas commodity prices and concerns over the availability of credit for such investment. We experienced a decline in revenues on a year-over-year basis for all of our service lines due to lower utilization and pricing. This overall decline in revenue was partially offset by incremental revenues earned as a result of equipment placed into service throughout 2008 and into early 2009, as well as the contribution of several businesses acquired in 2008.

•	Drilling Services. Segment revenue decreased $36.8 million, or 59%, for the quarter primarily due to the overall decline in oilfield service activities during the third quarter of 2009 compared to the same period in 2008. Lower utilization rates and pricing pressure impacted our rig logistics and drilling businesses.

•	Product Sales. Segment revenue decreased $6.8 million, or 51%, for the quarter primarily due to an overall decline in spending by our customers following the decline in the overall U.S. economy. Revenues declined for our Southeast Asian business during the third quarter of 2009 compared to the same period in 2008 due to a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses decreased $141.5 million, or 47%, to $162.3 million for the quarter ended September 30, 2009 from $303.8 million for the quarter ended September 30, 2008 primarily due to significantly lower activity levels and cost-saving measures we began implementing in late 2008, including headcount reductions, payroll concessions, and reduced pricing from our vendors. Our year-over-year results were also impacted by two business acquisitions completed during October 2008, each of which contributed a full-quarter of costs for the quarter ended September 30, 2009, but had no impact for the same period in 2008. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended September 30, 2009 and 2008:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
Segment:	9/30/09	9/30/08	Change
Completion and production services	69%	61%	(8%)
Drilling services	83%	65%	(18%)
Product sales	71%	67%	(4%)
Total	71%	61%	(10%)
     Service and product expenses as a percentage of revenue increased for the quarter ended September 30, 2009 compared to the same period in 2008. Margins by business segment were primarily impacted by lower utilization and pricing as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the quarter ended September 30, 2009 to the same period in 2008. The overall decline in activity levels in the oil and gas industry, which began in late 2008 and continued throughout the first nine months of 2009, resulted in lower utilization of our equipment and services, and led to an increase in competition from other service providers which contributed to pricing pressure in all of our completion and production service lines. Partially defraying the impact of this overall decline in activity levels were cost-saving measures we began implementing in late 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased for the quarter ended September 30, 2009 compared to the same period in 2008 due to lower utilization of our equipment, and lower pricing on a year-over-year basis, partially offset by cost-saving measures.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the quarter ended September 30, 2009 compared to the same period in 2008 due to the mix of products sold for the relative periods, as the 2008 results included several higher margin projects associated with our Southeast Asian operations when compared to the third quarter of 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $1.3 million, or 3%, for the quarter ended September 30, 2009 to $45.2 million from $46.5 million during the quarter ended September 30, 2008. The decrease in expense was primarily due to overall cost-saving measures aimed to align our cost structure in response to the decline in oil and gas activity levels for oilfield industry, which has resulted in lower revenues for service providers in 2009 compared to 2008. Our overall headcount has been significantly reduced since December 31, 2008. These cost reductions were partially offset by an increase in bad debt expense, particularly in our drilling services segment, higher stock-based compensation costs and greater losses from the disposal of fixed assets for the quarter ended September 30, 2009 compared to the same period in 2008. In addition, we completed two acquisitions during October 2008 which contributed a full-quarter of selling, general and administrative expense for the quarter ended September 30, 2009, but no expense for the respective period in 2008. As a percentage of revenues, selling, general and administrative expense was 20% and 9% for the quarters ended September 30, 2009 and 2008, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $2.7 million, or 6%, to $50.4 million for the quarter ended September 30, 2009 from $47.7 million for the quarter ended September 30, 2008. The increase in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended September 30, 2009, which totaled approximately $89.7 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2008, some of which did not contribute a full-quarter of depreciation expense during the third quarter of 2008 due to the timing of the acquisitions. Amortization expense increased during the quarter ended September 30, 2009 compared to the same period in 2008 as a result of the amortization of intangible assets associated with business acquisitions in 2008. As a percentage of revenue, depreciation and amortization expense increased to 22% from 10% for the quarters ended September 30, 2009 and 2008, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent periods due to the significant investment in capital expenditures made throughout the last three years and the overall decline in activity levels that began in late 2008.
     Impairment loss
     We recorded an impairment charge related to our contract drilling business of $36.2 million in the third quarter of 2009 after determining that the carrying value of certain of these drilling rigs exceeded the undiscounted cash flows associated with these assets and the fair market value estimates for these assets.
     Taxes
     We recorded a tax benefit of $26.1 million for the quarter ended September 30, 2009 at an effective rate of approximately 33% and tax expense of $29.8 million for the quarter ended September 30, 2008 at an effective rate of approximately 36%. The lower effective tax rate in 2009 was due to our foreign tax rate differential, the impact of state and provincial tax expense relative to our operating loss and the impact of non-deductible items.
     Discontinued Operations
     On May 19, 2008, we sold certain operating assets primarily in north Texas, including our supply store business, certain drilling logistics assets and other completion and production services assets. We incurred additional fees of $153 related to the sale of the disposal group in the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008 (Unaudited)
     Revenue
     Revenue from continuing operations for the nine months ended September 30, 2009 decreased by $542.8 million, or 40%, to $805.0 million from $1,347.8 million for the same period in 2008. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $452.4 million, or 40%, for the nine months primarily due to an overall decline in investment by our customers in oil and gas exploration and development activities resulting from lower oil and gas commodity prices and concerns over the availability of credit for such investment. We experienced lower utilization and pricing for each of our service offerings on a year-over-year basis, except for our coiled tubing business in Mexico which provided a positive contribution to 2009 results.

•	Drilling Services. Segment revenue decreased $87.2 million, or 50%, for the nine months primarily due to the overall decline in oilfield service activities throughout the nine months ended September 30, 2009 compared to the same period in 2008. Lower utilization rates and pricing pressure impacted our rig logistics and drilling businesses.

•	Product Sales. Segment revenue decreased $3.2 million, or 8%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decline in our Southeast Asian business resulting from a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific. Partially offsetting this decrease was an increase in revenues earned at our fabrication business in north Texas for the nine months ended September 2009 which included a work-over rig project completed in the first quarter of 2009 and sales of low margin equipment to third-parties.
     Service and Product Expenses
     Service and product expenses decreased approximately $281.1 million, or 34%, to $548.3 million for the nine months ended September 30, 2009 from $829.3 million for the nine months ended September 30, 2008 primarily due to significantly lower activity levels and cost-saving measures we began implementing in late 2008, including headcount reductions, payroll concessions and reduced pricing from our vendors. Our year-over-year results were also impacted by the timing of business acquisitions completed during 2008, each of which contributed costs for the full nine-month period in 2009, but had less impact for the same period in 2008. The following table summarizes service and product expenses as a percentage of revenues for the nine months ended September, 2009 and 2008:
Service and Product Expenses as a Percentage of Revenue

	Nine Months Ended
Segment:	9/30/09	9/30/08	Change
Completion and production services	67%	61%	(7%)
Drilling services	74%	67%	(7%)
Product sales	76%	67%	(9%)
Total	68%	62%	(6%)
     Service and product expenses as a percentage of revenue increased for the nine months ended September 30, 2009 compared to the same period in 2008. Margins by business segment were primarily impacted by lower utilization and pricing as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the nine months ended September 30, 2009 to the same period in 2008. The overall decline in activity levels in the oil and gas industry, which began in late 2008 and continued throughout the first nine months of 2009, resulted in lower utilization of our equipment and services, and pricing pressure from competitors. Partially defraying the impact of this overall decline in activity levels were cost-saving measures we began implementing in late 2008.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased for the nine months ended September 30, 2009 compared to the same period in 2008 due to lower utilization of our equipment due to significantly reduced activity levels by our customers, and lower pricing on a year-over-year basis, partially offset by cost-saving measures.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased for the nine months ended September 30, 2009 compared to the same period in 2008 due to the mix of products sold for the relative periods, as the 2008 results included several higher margin projects associated with our Southeast Asian operations when compared to the nine months ended September 30, 2009. Additionally, on a year-over-year basis, a larger proportion of the revenues and related costs for the product sales segment for the nine months ended September 30, 2009 were provided by our repair and fabrication facility in north Texas at lower margins relative to our Southeast Asian business, including the sale of a large inventory item at little or no margin.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses remained consistent at $140.1 million for the nine months ended September 30, 2009 compared to $142.0 million for the same period in 2008. Several cost saving measures have been implemented during 2009 including headcount reductions, other payroll concessions and lower outside service costs. These expense reductions were offset by: (1) the full impact of several acquisitions completed in 2008, which did not contribute costs for the full nine-month period ended September 30, 2008; (2) the loss on the exchange of certain non-monetary assets in Canada during the first quarter of 2009 which totaled $4.9 million; (3) higher bad debt expense, particularly in our drilling services segment; (4) higher stock-based compensation costs; and (5) higher losses from the disposal of fixed assets. Excluding the impact of the non-monetary asset exchange in Canada, as a percentage of revenues, selling, general and administrative expense was 17% and 11% for the nine months ended September 30, 2009 and 2008, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $23.4 million, or 18%, to $153.5 million for the nine months ended September 30, 2009 from $130.1 million for the nine months ended September 30, 2008. The increase in depreciation and amortization expense resulted from placing into service much of the equipment that was purchased during the twelve months ended September 30, 2009, which totaled approximately $89.7 million. In addition, we recorded depreciation and amortization expense related to assets associated with businesses acquired in 2008, some of which did not contribute depreciation expense for the full nine-month period ended September 30, 2008 due to the timing of the acquisitions. Amortization expense increased during the nine months ended September 30, 2009 compared to the same period in 2008 as a result of the amortization of intangible assets associated with business acquisitions in 2008. As a percentage of revenue, depreciation and amortization expense increased to 19% from 10% for the nine months ended September 30, 2009 and 2008, respectively. We expect depreciation and amortization expense as a percentage of revenue to continue to remain higher than in recent periods due to the significant investment in capital expenditures made throughout the last three years and the overall decline in activity levels that began in late 2008.
     Impairment loss
     We recorded an impairment charge related to our contract drilling business of $36.2 million for the nine months ended September 30, 2009 after determining that the carrying value of certain of these drilling rigs exceeded the undiscounted cash flows associated with these assets and the fair market value estimates for these assets.
     Interest Expense
     Interest expense decreased approximately $2.0 million, or 4%, to $42.3 million for the nine months ended September 30, 2009 from $44.3 million for the nine months ended September 30, 2008. The decrease in interest expense was attributable to a decrease in the average amount of debt outstanding during the nine months ended September 30, 2009 and lower interest rates in 2009 compared to 2008 on our revolving credit facilities, which had been fully repaid as of June 30, 2009. The weighted-average interest rate of borrowings outstanding at September 30, 2009 and 2008 was 8.0% and 7.5%, respectively.
     Taxes

     We recorded a tax benefit of $37.1 million for the nine months ended September 30, 2009 at an effective rate of approximately 32% and tax expense of $71.8 million for the nine months ended September 30, 2008 at an effective rate of approximately 36%. The lower effective tax rate in 2009 was due to our foreign tax differential, the impact of state and provincial tax expense relative to our operating loss and the impact of non-deductible items.
     Discontinued Operations
     On May 19, 2008, we sold certain operating assets primarily in north Texas including our supply store business, certain drilling logistics assets and other completion and production services assets. Net loss associated with these discontinued operations for the nine months ended September 30, 2008 totaled $4.9 million.
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
     Our primary liquidity needs are to fund capital expenditures and general working capital. In addition, we have historically obtained capital to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under bank credit facilities, a private placement of debt that was subsequently exchanged for publicly registered debt and the issuance of equity securities in our initial public offering.
     We anticipate that we will rely on cash generated from operations, borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources, or funds received from our newly amended credit facility, will be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.
     On October 13, 2009, we completed an amendment to our revolving credit facilities (the “Third Amendment”) which modified the structure of the credit facility to an asset-based facility subject to borrowing base restrictions. This amendment provided us with less restrictive financial debt covenants and reduced excess borrowing capacity under the facility. We believe this new facility will allow us to better manage our cash flow needs, provide greater certainty of access to funds in the future and allow us to use our asset base for future financing needs.
     As of September 30, 2009, we had working capital of $238.3 million and cash and cash equivalents of $76.1 million, as compared to working capital of $302.9 million and cash and cash equivalents of $18.5 million at December 31, 2008. Our working capital decreased during the nine months ended September 30, 2009 due to an overall decline in activity during the first nine months of 2009 compared to the prior year and the timing of cash receipts related to collection of trade receivables and cash disbursements for current trade payables.

     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
		Revised
	2009	2008
Cash flows provided by (used in):
Operating activities	$270,063	$265,903
Investing activities	(8,939)	(207,971)
Financing activities	(203,314)	(63,337)
     Net cash provided by operating activities increased $4.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase in operating cash flows in 2009 reflects an increase in cash receipts due primarily to collections of outstanding accounts receivable, with lower activity levels resulting in a decline in billings and revenues. Concurrent with the decrease in activity levels, accounts payable balances decreased relative to the same period in 2008, as older payables clear and fewer new payables have been recorded. Operating cash flows were also impacted by the timing of business acquisitions throughout 2008.
     Net cash used in investing activities declined by $199.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Of this decrease, $164.2 million was due to a reduction in the funds used to invest in capital equipment, which was $29.1 million for the first nine months of 2009 compared to $193.3 million for the same period in 2008. We decreased our overall capital expenditures budget for 2009 in response to the decline in commodity prices and anticipated activity levels. We expect to spend significantly less for capital expenditures in fiscal 2009 compared to fiscal 2008. In addition, we invested $71.8 million in business acquisitions for the nine months ended September 30, 2008, with no corresponding business acquisitions for the nine months ended September 30, 2009, and we received $50.2 million as proceeds from the sale of a discontinued operation in May 2008. We do not anticipate completing acquisitions for significant cash consideration until market conditions stabilize, but will continue to evaluate the acquisition of complementary businesses. We will evaluate each acquisition opportunity based upon the circumstances and our financing capabilities at that time.
     Net cash used by financing activities was $203.3 million for the nine months ended September 30, 2009 compared to $63.3 million for the nine months ended September 30, 2008. We repaid long-term borrowings under our debt facilities totaling $200.5 million and only borrowed $3.2 million during the nine months ended September 30, 2009. The primary source of these funds in 2009 was cash flow from operations. For the nine months ended September 30, 2008, we borrowed $208.4 million and repaid $280.1 million, a net repayment of $71.7 million under our debt facilities. The source of funds for this net repayment was cash flow from operations and funds received from the sale of a discontinued operation in 2008. Borrowings were used to fund capital expenditures, business acquisitions and general corporate needs. For 2009, we have focused on eliminating obligations under our credit facility and building cash. Our long-term debt balances, including current maturities, were $650.4 million and $847.6 million as of September 30, 2009 and December 31, 2008, respectively.
     We believe that our operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months if activity levels and capital markets do not materially decline from current levels.
Dividends
     We did not pay dividends on our $0.01 par value common stock during the nine months ended September 30, 2009 or during the years ended December 31, 2008, 2007 and 2006. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and then reinvest such funds in our business when market conditions begin to stabilize. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
Description of Our Indebtedness

Senior Notes.
     On December 6, 2006, we issued 8.0% senior notes with a face value of $650.0 million through a private placement of debt. These notes have a maturity of 10 years, with a maturity date of December 15, 2016, and require semi-annual interest payments, paid in arrears and calculated based on an annual rate of 8.0%, on June 15 and December 15 of each year, which commenced on June 15, 2007. There was no discount or premium associated with the issuance of these notes. The senior notes are guaranteed, on a senior unsecured basis, by all of our current domestic subsidiaries. The senior notes have covenants which, among other things: (1) limit the amount of additional indebtedness we can incur; (2) limit restricted payments such as a dividend; (3) limit our ability to incur liens or encumbrances; (4) limit our ability to purchase, transfer or dispose of significant assets; (5) limit our ability to purchase or redeem stock or subordinated debt; (6) limit our ability to enter into transactions with affiliates; (7) limit our ability to merge with or into other companies or transfer all or substantially all our assets; and (8) limit our ability to enter into sale-leaseback transactions. We have the option to redeem all or part of these notes on or after December 15, 2011. We can redeem 35% of these notes on or before December 15, 2009 using the proceeds of certain equity offerings. Additionally, we may redeem some or all of the notes prior to December 15, 2011 at a price equal to 100% of the principal amount of the notes plus a make-whole premium.
     Pursuant to a registration rights agreement with the holders of our 8.0% senior notes, on June 1, 2007, we filed a registration statement on Form S-4 with the SEC which enabled these holders to exchange their notes for publicly registered notes with substantially identical terms. These holders exchanged 100% of the notes for publicly traded notes on July 25, 2007.
     On August 28, 2007, we entered into a supplement to the indenture governing the 8.0% senior notes, whereby additional domestic subsidiaries became guarantors under the indenture. Effective April 1, 2009, we entered into a second supplement to this indenture whereby additional domestic subsidiaries became guarantors under the indenture.
Credit Facility.
     Prior to October 13, 2009, we maintained a senior secured credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, and certain other financial institutions. The Credit Agreement provided for a $360.0 million U.S. revolving credit facility that was to mature in December 2011 and a $40.0 millionCanadian revolving credit facility (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that was to mature in December 2011. The U.S. revolving credit facility included a provision for a “commitment increase”, as defined in the Credit Agreement, which permitted us to effect up to two separate increases in the aggregate commitments under the facility by designating a participating lender to increase its commitment, by mutual agreement, in increments of at least $50.0 million, with the aggregate of such commitment increases not to exceed $100.0 million, and in accordance with other provisions as stipulated in the Credit Agreement. Certain portions of the credit facilities were available to be borrowed in U.S. dollars, Canadian dollars, Pounds Sterling, Euros and other currencies approved by the lenders.
     Subject to certain limitations, we had the ability to elect how interest under the Credit Agreement would be computed. Interest under the Credit Agreement could be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 0.75% and 1.75% per annum (with the applicable margin depending upon our ratio of total debt to EBITDA. EBITDA is defined in the Credit Agreement as consolidated net income for the period plus, to the extent deducted in determining our consolidated net income, interest expense, taxes, depreciation, amortization and other non-cash charges for such period) or (2) the Base Rate (i.e., the higher of the Canadian bank’s prime rate or the CDOR rate plus 1.00%, in the case of Canadian loans or the greater of the prime rate and the federal funds rate plus 0.50%, in the case of U.S. loans), plus an applicable margin between 0.00% and 0.75% per annum. If an event of default existed under the Credit Agreement, advances would bear interest at the then-applicable rate plus 2.00%. Interest was payable quarterly for base rate loans and at the end of applicable interest periods for LIBOR loans, except that if the interest period for a LIBOR loan was nine months, interest would be paid at the end of each three-month period.

     The Credit Agreement also contained various covenants that limited our and our subsidiaries’ ability to: (1) grant certain liens; (2) incur additional indebtedness; (3) make certain loans and investments; (4) make capital expenditures; (5) make distributions; (6) make acquisitions; (7) enter into hedging transactions; (8) merge or consolidate; or (9) engage in certain asset dispositions. The Credit Agreement contained financial maintenance covenants which, among other things, required us and our subsidiaries, on a consolidated basis, to maintain specified ratios or conditions as follows (with such ratios tested at the end of each fiscal quarter): (1) total debt to EBITDA of not more than 3.0 to 1.0 and (2) EBITDA to total interest expense of not less than 3.0 to 1.0., except that EBITDA was subject to pro forma adjustments for acquisitions and non-ordinary course asset sales assuming that such transactions occurred on the first day of the determination period, with any such adjustments made in accordance with the guidelines for pro forma presentations set forth by the Securities and Exchange Commission (“SEC”). We were in compliance with all debt covenants under the Credit Agreement as of September 30, 2009.
     Under the Credit Agreement, we are permitted to prepay our borrowings.
     All of the obligations under the U.S. portion of the Credit Agreement were secured by first priority liens on substantially all of the assets of our U.S. subsidiaries as well as a pledge of approximately 66% of the stock of our first-tier foreign subsidiaries. Additionally, all of the obligations under the U.S. portion of the Credit Agreement were guaranteed by substantially all of our U.S. subsidiaries. All of the obligations under the Canadian portion of the Credit Agreement were secured by first priority liens on substantially all of our assets and the assets of our subsidiaries (other than our Mexican subsidiary). Additionally, all of the obligations under the Canadian portion of the Credit Agreement were guaranteed by us as well as certain of our subsidiaries.
     If an event of default existed under the Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. If an event of default was continuing, advances would bear interest at the then-applicable rate plus 2.00%.
     There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of September 30, 2009. The weighted average interest rate for our revolving credit facilities during the nine months ended September 30, 2009 was 1.87%. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $54.6 million, which reduced the available borrowing capacity as of September 30, 2009. We incurred fees calculated at 1.25% of the total amount outstanding under letter of credit arrangements through September 30, 2009. Our available borrowing capacity under the U.S. and Canadian revolving facilities at September 30, 2009 was $305.4 million and $40.0 million, respectively.
     Amendment Effective October 13, 2009:
     On October 13, 2009, we amended the Credit Agreement (the “Third Amendment” and, the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of the credit facility to an asset-based facility subject to borrowing base restrictions. Wells Fargo Foothill, LLC replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender. The banks and financial institutions which comprise the lending group did not change significantly.
     Pursuant to the Third Amendment, our U.S. revolving credit facility was reduced from $360.0 million to up to $225.0 million, and the Canadian revolving credit facility was reduced from $40.0 million to up to $15.0 million, in each case subject to borrowing base limitations (as described in further detail below). The term of the facilities under the Amended Credit Agreement will continue until the earlier of (1) December 6, 2011 and (2) the earlier termination of the U.S. or Canadian lending commitments. Subject to certain limitations, we are permitted to effect up to two increases in the aggregate commitments by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75.0 million, with each committed increase equal to at least $25.0 million in the U.S., or $5.0 million in Canada. New borrowings pursuant to this commitment increase are subject to the same terms as the existing facility borrowings. In addition, we have the right to terminate, in whole or in part, the unused portion of the U.S. commitments in

$1 million increments upon written notice to the U.S. Administrative Agent. If all of the U.S. facility is terminated, the Canadian facility must also be terminated.
     Our U.S. borrowing base is limited to: (1) 85% of U.S. eligible billed accounts receivable, less dilution, if any, plus (2) the lesser of 55% of the amount of U.S. eligible unbilled accounts receivable or $10.0 million, plus (3) the lesser of the “equipment reserve amount” and 80% times the most recently determined Net Liquidation Percentage, as defined in the Amended Credit Agreement, times the value of our and the U.S. subsidiary guarantors’ equipment, provided that at no time shall the amount determined under this clause exceed 50% of the U.S. borrowing base, minus (4) the aggregate sum of reserves established by the U.S. Administrative Agent, if any. The “equipment reserve amount” means $50.0 million upon the effective date of the Third Amendment, less $0.6 million for each subsequent month, not to be reduced below zero in the aggregate.
     The Canadian borrowing based is limited to: (1) 80% of Canadian eligible billed accounts receivable, plus (2) if the Canadian Borrower has requested credit for equipment under the Canadian borrowing base, the lesser of (a) $15.0 million, and (b) 80% times the most recently determined Net Liquidation Percentage, as defined in the Amended Credit Agreement, times the value (calculated on a basis consistent with our historical accounting practices) of our and the US subsidiary guarantors’ equipment, minus (3) the aggregate amount of reserves established by Canadian Administrative Agent, if any.
     Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our Excess Availability Amount, as defined in the Amended Credit Agreement) or (2) the Base Rate (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3 month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest will be computed as described above with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Interest is payable monthly.
     Letters of credit outstanding under the Credit Agreement prior to the effectiveness of the Third Amendment will be deemed outstanding under the Amended Credit Agreement with fees equal to the applicable margin, as described above. If an event of default exists or continues, such fee will be equal to the applicable margin plus 2.00%.
     Under the Amended Credit Agreement, the only financial covenant to which we are subject is a “Fixed Charge Coverage Ratio” covenant, which must exceed 1.10 to 1.00. This covenant becomes effective only if our Excess Availability Amount, as defined under the Amended Credit Agreement, plus certain qualified cash and cash equivalents is less than $50.0 million.
     We were in compliance with the Fixed Charge Coverage Ratio covenant described in the Third Amendment as of September 30, 2009.
     Our Fixed Charge Coverage Ratio covenant is calculated as follows: (1) for the fiscal quarter ended September 30, 2009, the ratio of EBITDA, as defined in the Amended Credit Agreement, calculated for the four fiscal quarters then ended minus capital expenditures made in cash or incurred during the three fiscal quarters ended September 30, 2009 multiplied by 4/3, compared to Fixed Charges, as defined in the Amended Credit Agreement, for the four fiscal quarters ended September 30, 2009; (2) for fiscal quarters ending after September 30, 2009, the ratio of EBITDA, as defined in the Amended Credit Agreement, calculated for the four fiscal quarter period ended after September 30, 2009 minus capital expenditures made with cash (to the extent not already incurred in a prior period) or incurred during such four quarter period, compared to Fixed Charges, calculated for the four quarters then ended. The calculation of “EBITDA,” as defined in the Amended Credit Agreement, is substantially consistent with the calculation of EBITDA under the Credit Agreement prior to the effectiveness of the Third Amendment. Fixed Charges, as defined in the Amended Credit Agreement, include interest expense, among other things, reduced by the amortization of transaction fees associated with the Third Amendment.

     In addition to the Fixed Charge Coverage Ratio covenant, we continue to be subject to various other covenants which existed under the Credit Agreement prior to the Third Amendment, excluding the financial maintenance covenants (which have been replaced with the Fixed Charge Coverage Ratio covenant as discussed above), including but not limited to covenants that limit our and our subsidiaries’ ability to: (1) grant certain liens; (2) incur additional indebtedness; (3) make certain loans and investments; (4) make capital expenditures; (5) make distributions; (6) make acquisitions; (7) enter into hedging transactions; (8) merge or consolidate; or (9) engage in certain asset dispositions.
     Events of default under the Amended Credit Agreement remain substantially the same as under the Credit Agreement prior to the Third Amendment.
     The obligations under the U.S. portion of the Amended Credit Agreement continue to be secured by first priority liens on substantially all of our assets and the assets of our U.S. subsidiaries as well as a pledge of approximately 66% of the stock of our first-tier foreign subsidiaries. Additionally, all of the obligations under the U.S. portion of the Amended Credit Agreement continue to be guaranteed by substantially all of our U.S. subsidiaries. The obligations under the Canadian portion of the Amended Credit Agreement continue to be secured by first priority liens on substantially all of our assets and the assets of our subsidiaries (other than our Mexican subsidiary). Additionally, all of the obligations under the Canadian portion of the Amended Credit Agreement continue to be guaranteed by us as well as certain of our subsidiaries.
     We will incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding.
     To date, we have incurred fees and expenses associated with the execution and effectiveness of the Third Amendment totaling approximately $2.6 million. These fees and expenses will be included in our consolidated balance sheet as a long-term asset, deferred financing fees, and will be amortized to interest expense over the remaining term of the facility.
     In accordance with the seller notes issued in conjunction with certain business acquisitions consummated in 2004, we repaid all outstanding principal and interest under these note arrangements totaling $3.5 million upon maturity in March 2009.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2008, except for repayments of approximately $193.5 million of borrowings under our U.S. revolving credit facility, primarily with cash flow from operations.
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
Recent Accounting Pronouncements and Authoritative Guidance
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding business combinations that replaced the initial statement in its entirety. The guidance now additionally requires that all assets and liabilities and non-controlling interests of an acquired business be measured at their fair value, with limited exceptions, including the recognition of acquisition-related costs and anticipated restructuring costs separate from the acquired net assets. The statement also provides guidance for recognizing pre-acquisition contingencies and states that an acquirer must recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at acquisition-date fair values, but must recognize all other contractual contingencies as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that these contingencies meet the definition of an asset or liability. Furthermore, this statement provides guidance for measuring goodwill and recording a bargain purchase, defined as a business combination in which total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires that the acquirer recognize that excess in earnings as a gain attributable to the acquirer. In April 2009, the FASB issued a further update regarding accounting for assets and liabilities assumed in a business combination that arises from contingencies which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with U.S. GAAP to account for contingencies and reasonable estimation of the amount of loss, if any. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. We adopted this additional guidance regarding business combinations on January 1, 2009 with no impact on our financial position, results of operations and cash flows.
     In September 2008, the FASB issued guidance regarding the reporting of discontinued operations which clarified the definition of a discontinued operation as either: (1) a component of an entity which has been disposed of or classified as held for sale which meets the criteria of an operating segment, or (2) as a business which meets the criteria to be classified as held for sale on acquisition. This proposed guidance further modifies certain disclosure requirements. We are currently evaluating the effect this proposed guidance may have on our financial position, results of operations and cash flows.
     In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this new accounting standard effective June 30, 2009 and will apply its provisions prospectively.
     In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and we do not expect this adoption to have a material impact on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
     As of September 30, 2009, we had no significant off balance sheet arrangements.
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
     For the nine months ended September 30, 2009, approximately 5% of our revenues from continuing operations and approximately 3% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter and nine months ended September 30, 2009 by approximately $0.1 million and $0.4 million, respectively. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter and nine months ended September 30, 2009 by approximately $0.2 million and $0.5 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
     None of our debt at September 30, 2009 was structured under floating rate terms and, as such, we are not currently exposed to fluctuations in the prime rates in the U.S. and Canada.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.
     There have been no changes to our system of internal control procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter ended September 30, 2009.

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
     We have historically incurred an additional insurance premium related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.
Risks Related to Our Indebtedness, including Our Senior Notes
     On October 13, 2009, we amended our revolving credit facilities and modified the structure to an asset-based facility subject to borrowing base restrictions. Our U.S. and Canadian borrowing bases are limited to a percentage of eligible accounts receivable and certain property plant and equipment, as further described within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”, contained elsewhere in this Quarterly Report on Form 10-Q.
     If activity levels in the oil and gas industry remain low or decline further, our collateral base may decrease as reduced sales result in lower receivable balances and reduced expectations of future cash flows could result in asset impairments. If our collateral base declines, our borrowing capacity under this facility could decrease to a level which does not provide sufficient availability to fund our operations, to support our outstanding letters of credit or to fund future growth through acquisitions. In addition, if we borrow funds under this amended facility, we will incur higher interest costs which will impact our operating results in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such repurchases for the quarter ended September 30, 2009 are summarized in the following table:

(d)
Maximum
Number (or
Approximate
			(c) Total	Dollar
			number of	Value) of
			Shares	shares
			Purchased	that May
		(b)	as Part of	Yet Be
		Average	Publicly	Purchased
	(a) Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1 — 31, 2009	392	$6.22	392	*
August 1 — 31, 2009	156	$8.82	156	*

*	We had 1,668,578 shares of unvested restricted stock outstanding at September 30, 2009. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
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

COMPLETE PRODUCTION SERVICES, INC.

October 30, 2009 Date	By: /s/ Jose A. Bayardo Jose A. Bayardo Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from the Form S-1/A, filed January 18, 2006 (File no. 333-128750))

3.2	—	Amended and Restated Bylaws (incorporated by reference from the Current Report on Form 8-K, filed February 27, 2008 (File no. 001-32858))

10.1	—	Third Amendment to Credit Agreement, Omnibus Amendment to Credit Documents and Assignment, dated as of October 13, 2009, among Complete Production Services, Inc., Integrated Production Services Ltd., certain subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, Wells Fargo Foothill, LLC and HSBC Bank Canada (incorporated by reference from the Current Report on Form 8-K, filed October 16, 2009 (File no. 001-32858)

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.