Form 10-Q
period 2010-03-31
Complete Production Services, Inc.
filed 2010-04-30
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___TO __.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of April 27, 2010: 77,741,681

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009

	2010	2009
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,439	$77,360
Accounts receivable, net	206,485	171,284
Inventory, net	34,121	37,464
Prepaid expenses	15,071	17,943
Income tax receivable	56,478	57,606
Current deferred tax assets	8,158	8,158
Other current assets	163	111

Total current assets	425,915	369,926
Property, plant and equipment, net	908,692	941,133
Intangible assets, net of accumulated amortization of $16,681 and $15,476, respectively	11,597	13,243
Deferred financing costs, net of accumulated amortization of $7,028 and $6,266, respectively	11,983	12,744
Goodwill	243,823	243,823
Other long-term assets	8,115	7,985

Total assets	$1,610,125	$1,588,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$193	$228
Accounts payable	32,507	31,745
Accrued liabilities	44,647	41,102
Accrued payroll and payroll burdens	20,593	13,559
Accrued interest	15,778	3,206
Notes payable	—	1,069
Income taxes payable	221	813

Total current liabilities	113,939	91,722
Long-term debt	650,000	650,002
Deferred income taxes	146,415	148,240

Total liabilities	910,354	889,964
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 75,922,199 (2009 — 75,278,406) issued	759	752
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	640,321	636,904
Retained earnings	39,245	42,007
Treasury stock, 164,575 (2009 — 54,313) shares at cost	(1,717)	(334)
Accumulated other comprehensive income	21,163	19,561

Total stockholders’ equity	699,771	698,890

Total liabilities and stockholders’ equity	$1,610,125	$1,588,854

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters Ended March 31, 2010 and 2009 (unaudited)

	Quarters Ended
	March 31,
	2010	2009
	(In thousands, except per
	share data)
Revenue:
Service	$301,392	$322,917
Product	8,312	13,764

	309,704	336,681
Service expenses	206,820	211,213
Product expenses	6,124	10,495
Selling, general and administrative expenses	40,852	49,278
Depreciation and amortization	45,319	51,689

Income before interest and taxes	10,589	14,006
Interest expense	14,741	14,458
Interest income	(48)	(10)

Loss before taxes	(4,104)	(442)
Taxes	(1,342)	(106)

Net loss	$(2,762)	$(336)

Loss per share information:
Basic loss per share	$(0.04)	$(0.00)

Diluted loss per share	$(0.04)	$(0.00)

Weighted average shares:
Basic	75,699	74,895
Diluted	75,699	74,895
Consolidated Statements of Comprehensive Loss
Quarters Ended March 31, 2010 and 2009 (unaudited)

	Quarters Ended
	March 31,
	2010	2009
	(In thousands)
Net loss	$(2,762)	$(336)
Change in cumulative translation adjustment	1,602	(1,292)

Comprehensive loss	$(1,160)	$(1,628)

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Quarter Ended March 31, 2010 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)

Balance at December 31, 2009	75,278,406	$752	$636,904	$42,007	$(334)	$19,561	$698,890
Net loss	—	—	—	(2,762)	—	—	(2,762)
Cumulative translation adjustment	—	—	—	—	—	1,602	1,602
Issuance of common stock:
Exercise of stock options	86,129	—	696	—	—	—	696
Expense related to employee stock options	—	—	750	—	—	—	750
Excess tax benefit from share-based compensation	—	—	94	—	—	—	94
Purchase of treasury shares	(110,262)	—	—		(1,383)	—	(1,383)
Vested restricted stock	667,926	7	(7)	—	—	—	—
Amortization of non-vested restricted stock	—	—	1,884	—	—	—	1,884

Balance at March 31, 2010	75,922,199	$759	$640,321	$39,245	$(1,717)	$21,163	$699,771

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2010 and 2009 (unaudited)

	Quarters Ended
	March 31,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities:
Net loss	$(2,762)	$(336)
Items not affecting cash:
Depreciation and amortization	45,319	51,689
Deferred income taxes	(1,485)	4,837
Excess tax benefit from share-based compensation	(94)	(15)
Non-cash compensation expense	2,634	3,460
Loss on non-monetary asset exchange	—	4,868
Provision for bad debt expense	150	1,497
Other	794	803
Changes in operating assets and liabilities:
Accounts receivable	(34,289)	99,811
Inventory	3,391	(11,270)
Prepaid expense and other current assets	2,835	6,535
Accounts payable	741	(27,139)
Accrued liabilities and other	23,247	(2,384)

Net cash provided by operating activities	40,481	132,356

Investing activities:
Additions to property, plant and equipment	(11,343)	(12,828)
Proceeds from disposal of capital assets	518	7,156

Net cash used in investing activities	(10,825)	(5,672)

Financing activities:
Issuances of long-term debt	—	3,146
Repayments of long-term debt	(37)	(123,047)
Repayment of notes payable	(1,069)	(1,353)
Proceeds from issuances of common stock	696	25
Purchase of treasury shares	(1,383)	(68)
Excess tax benefit from share-based compensation	94	15

Net cash used in financing activities	(1,699)	(121,282)

Effect of exchange rate changes on cash	122	286

Change in cash and cash equivalents	28,079	5,688
Cash and cash equivalents, beginning of period	77,360	19,090

Cash and cash equivalents, end of period	$105,439	$24,778

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,384	$701
Cash paid (refund received) for income taxes	$(660)	$2,697
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2010 and the statements of operations and the statements of comprehensive income for the quarters ended March 31, 2010 and 2009, as well as the statement of stockholders’ equity for the quarter ended March 31, 2010 and the statements of cash flows for the quarters ended March 31, 2010 and 2009. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 19, 2010. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.
2. Accounts receivable:

	March 31,	December 31,
	2010	2009
Trade accounts receivable	$172,682	$155,871
Related party receivables	14,561	6,593
Unbilled revenue	27,535	19,409
Other receivables	2,647	1,975

	217,425	183,848
Allowance for doubtful accounts	10,940	12,564

	$206,485	$171,284

3. Inventory:

	March 31,	December 31,
	2010	2009
Finished goods	$20,812	$23,435
Manufacturing parts, materials and other	13,683	14,486
Work in process	557	431

	35,052	38,352
Inventory reserves	931	888

	$34,121	$37,464

4. Property, plant and equipment:

		Accumulated
March 31, 2010	Cost	Depreciation	Net Book Value
Land	$9,135	$—	$9,135
Buildings	30,146	3,475	26,671
Field equipment	1,303,698	535,629	768,069
Vehicles	124,983	57,650	67,333
Office furniture and computers	17,114	9,683	7,431
Leasehold improvements	25,146	5,044	20,102
Construction in progress	9,951	—	9,951

	$1,520,173	$611,481	$908,692

		Accumulated
December 31, 2009	Cost	Depreciation	Net Book Value
Land	$8,884	$—	$8,884
Buildings	30,200	3,168	27,032
Field equipment	1,293,292	497,632	795,660
Vehicles	126,256	55,035	71,221
Office furniture and computers	17,087	9,108	7,979
Leasehold improvements	25,006	4,771	20,235
Construction in progress	10,122	—	10,122

	$1,510,847	$569,714	$941,133

     Construction in progress at March 31, 2010 and December 31, 2009 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter ended March 31, 2010, we recorded capitalized interest of $79 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
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
5. Notes payable:
     We entered into a note arrangement to finance our annual insurance premiums for the policy term beginning December 1, 2007 and extending through April 30, 2009. Effective May 1, 2009, we renewed our insurance policies and entered into a similar financing arrangement through April 2010. We recorded a note payable of $7,960. The balance of this note at December 31, 2009 was $1,069. We repaid this amount in January 2010, resulting in a zero balance at March 31, 2010. We have a prepaid asset associated with our insurance policies. Our primary insurance policies extend through April 30, 2010 and we expect to renew these policies effective May 1, 2010.
6. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2010 and December 31, 2009:

	2010	2009
U.S. revolving credit facility (a)	$—	$—
Canadian revolving credit facility (a)	—	—
8.0% senior notes (b)	650,000	650,000
Capital leases and other	193	230

	650,193	650,230
Less: current maturities of long-term debt and capital leases	193	228

	$650,000	$650,002

(a)	We maintain a senior secured facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions. On October 13, 2009, we entered into the Third Amendment (the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of our existing credit facility to an asset-based facility subject to borrowing base restrictions. In connection with the Third Amendment, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender under the Amended Credit Agreement. The Amended Credit Agreement provides for a U.S. revolving credit facility of up to $225,000 that matures in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that matures in December 2011. The Amended Credit Agreement includes a provision for a “commitment increase”, as defined therein, which permits us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

We were in compliance with the fixed charge coverage ratio covenant in the Amended Credit Agreement as of March 31, 2010. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.

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

Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our “excess availability amount”, as defined in the Amended Credit Agreement) or (2) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3-month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest will be computed as described above with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Additionally, if an event of default exists under the Amended Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding thereunder and exercise other rights and remedies. Interest is payable monthly.

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of or during the quarter ended March 31, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $54,649, which reduced the available borrowing capacity as of March 31, 2010. We incurred fees related to our letters of credit for the quarter ended March 31, 2010 which was calculated using a 360-day provision, at 4.1% per annum. The availability of the U.S. and Canadian revolving credit facilities is determined by our borrowing base less any borrowings and letters of credit outstanding. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at March 31, 2010 was $104,370 and $9,932, respectively.

We will incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of March 31, 2010.

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
7. Stockholders’ equity:
(a) Stock-based Compensation—Stock Options:
     We maintain option plans under which we grant stock-based compensation to employees, officers and directors to purchase our common stock. The exercise price of each option is based on the fair value of the company’s stock at the date of grant. Options may be exercised over a five or ten-year period and generally a third of the options vest on each of the first three anniversaries from the grant date. Upon exercise of stock options, we issue our common stock.
     We calculate stock compensation expense for our stock-based compensation awards by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. A further description can be found in our Annual Report on Form 10-K as of December 31, 2009.
     Effective January 29, 2010, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 790,396 shares of non-vested restricted stock on January 29, 2010 at a grant price of $12.53 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $9,904 ratably over the three-year vesting periods. In addition, we granted 5,000 and 2,400 shares of non-vested restricted stock on March 1, 2010 and March 8, 2010, at a grant price of $14.50 and $14.98, respectively. We expect to recognize compensation expense of $108 associated with these March 2010 grants. On January 29, 2010, we granted 510,300 stock options to purchase shares of our common stock at an exercise price of $12.53 per share. We will recognize compensation expense associated with these stock option grants ratably over the three-year vesting period. The fair value of the stock options granted during the quarter ended March 31, 2010 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Quarter Ended
March 31,
Assumptions:	2010
Risk-free rate	1.38% to 2.34%
Expected term (in years)	3.7 to 5.1
Volatility	50.4%
Calculated fair value per option	$4.83 to $5.81
     We calculated an average volatility factor for our common stock for the three-year period just prior to the grant date of this award. This volatility calculation was used to compute the calculation of the fair market value of stock option grants made during the quarter ended March 31, 2010.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,635 over the vesting period of these 2010 stock option grants. For the quarter ended March 31, 2010, we have recognized expense related to these stock option grants totaling $151, which represents a reduction of net income before taxes. The impact on the net loss for the quarter ended March 31, 2010 was an increase of $102, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $2,484 as of March 31, 2010 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended March 31, 2010 and 2009, we recognized compensation expense associated with all stock option awards totaling $750 and $1,338, respectively, resulting in an increase in net loss of $504 and $1,017, respectively, and a $0.01 reduction in earnings per share for each of the quarters ended March 31, 2010 and 2009. Total unrecognized compensation expense associated with outstanding stock option awards at March 31, 2010 was $3,921 or $2,639, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2009 to March 31, 2010 and a summary of stock options outstanding by exercise price range at March 31, 2010:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2009	3,383,620	$13.09
Granted	510,300	$12.53
Exercised	(86,129)	$8.10
Cancelled	(48,773)	$11.58

Balance at March 31, 2010	3,759,018	$13.15

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	March 31,	Remaining	Exercise	March 31,	Remaining	Exercise
Range of Exercise Price	2010	Life (months)	Price	2010	Life (months)	Price
$2.00	7,396	6	$2.00	7,396	6	$2.00
$4.79	14,087	1	$4.79	14,087	1	$4.79
$5.00	82,750	38	$5.00	82,750	38	$5.00
$6.41 – $8.16	1,457,266	87	$6.53	858,979	74	$6.61
$11.66 – $12.53	750,386	44	$12.25	240,086	66	$11.66
$15.90	303,667	94	$15.90	202,445	82	$15.90
$17.60 – $19.87	599,754	82	$19.83	599,754	82	$19.83
$22.55 – $24.07	445,878	73	$23.95	443,045	73	$23.95
$26.26 – $27.11	45,000	86	$26.35	30,000	86	$26.35
$29.88	40,000	98	$29.88	13,333	98	$29.88
$34.19	12,834	99	$34.19	4,278	99	$34.19

	3,759,018	75	$13.15	2,496,153	74	$14.43

     The total intrinsic value of stock options exercised during the quarter ended March 31, 2010 was $503. The total intrinsic value of all in-the-money vested outstanding stock options at March 31, 2010 was $4,953. Assuming all stock options outstanding at March 31, 2010 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $7,910.
(b) Non-vested Restricted Stock:
     We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At March 31, 2010, amounts not yet recognized related to non-vested restricted stock totaled $17,265, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $10,012 related to grants during the quarter ended March 31, 2010. We recognized compensation expense associated with non-vested restricted stock totaling $1,884 and $2,122 for the quarters ended March 31, 2010 and 2009, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2009 to March 31, 2010:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2009	1,635,565	$10.27
Granted	797,796	$12.55
Vested	(667,926)	$10.95
Forfeited	(49,492)	$10.59

Balance at March 31, 2010	1,715,942	$11.06

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we repurchased the following shares in the quarter ended March 31, 2010:

		Average Price	Extended
Period	Purchased	Paid per Share	Amount
January 1 - 31, 2010	109,360	$12.53	$1,370
March 1 - 31, 2010	902	$14.06	13

	110,262		$1,383

8. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share.
     For the quarters ended March 31, 2010 and 2009, we incurred net losses and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters ended March 31, 2010 and 2009. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 386,688 shares and 5,147,144 shares for the quarters ended March 31, 2010 and 2009, respectively.
9. Segment information:
     We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization and non-controlling interest. Adjusted EBITDA calculated by us may not be comparable to the calculation of EBITDA as defined and used under our credit facilities (see Note 7, Long-term debt in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the calculation of EBITDA under our existing credit facility, as amended). See also the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of March 31, 2010. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended March 31, 2010
Revenue from external customers	$266,288	$35,104	$8,312	$—	$309,704
Inter-segment revenues	$27	$149	$607	$(783)	$—
Adjusted EBITDA, as defined	$57,756	$5,419	$1,562	$(8,829)	$55,908
Depreciation and amortization	$39,793	$4,458	$576	$492	$45,319

Operating income (loss)	$17,963	$961	$986	$(9,321)	$10,589
Capital expenditures	$8,419	$2,838	$86	$—	$11,343

As of March 31, 2010
Segment assets	$1,287,033	$172,556	$37,147	$113,389	$1,610,125

Quarter Ended March 31, 2009
Revenue from external customers	$287,526	$35,391	$13,764	$—	$336,681
Inter-segment revenues	$24	$285	$807	$(1,116)	$—
Adjusted EBITDA, as defined	$66,224	$6,887	$2,551	$(9,967)	$65,695
Depreciation and amortization	$44,926	$5,548	$634	$581	$51,689

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Operating income (loss)	$21,298	$1,339	$1,917	$(10,548)	$14,006
Capital expenditures	$12,700	$—	$40	$88	$12,828

As of December 31, 2009
Segment assets	$1,292,199	$172,605	$37,270	$86,780	$1,588,854
     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net loss for the quarters ended March 31, 2010 and 2009:

	Quarters Ended
	March 31,
	2010	2009
Segment operating income	$10,589	$14,006
Interest expense	14,741	14,458
Interest income	(48)	(10)
Income taxes	(1,342)	(106)

Net loss	$(2,762)	$(336)

     There were no changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2010. Consistent with the presentation at December 31, 2009, the balances at March 31, 2010 were as follows: C&PS—$235,859; Drilling Services—$5,563; and Product Sales—$2,401.
10. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, bank operating loans, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At March 31, 2010, the fair value of these notes was $648,375 based on the published closing price.
     A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the quarter ended March 31, 2010, one customer provided 11.1% of our sales and another customer provided 9.5% of our sales.
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

12. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009; (2) unaudited condensed consolidating statements of operations for the quarters ended March 31, 2010 and 2009 and (3) unaudited condensed consolidating statements of cash flows for the quarters ended March 31, 2010 and 2009.
Condensed Consolidating Balance Sheet
March 31, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$93,731	$658	$16,403	$(5,353)	$105,439
Accounts receivable, net	594	173,109	32,782	—	206,485
Inventory, net	—	21,981	12,140	—	34,121
Prepaid expenses	1,946	11,609	1,516	—	15,071
Income tax receivable	35,407	17,136	3,935	—	56,478
Current deferred tax assets	8,158	—	—	—	8,158
Other current assets	—	163	—	—	163

Total current assets	139,836	224,656	66,776	(5,353)	425,915
Property, plant and equipment, net	3,891	845,962	58,839	—	908,692
Investment in consolidated subsidiaries	770,383	112,507	—	(882,890)	—
Inter-company receivable	577,694	—	—	(577,694)	—
Goodwill	15,531	225,434	2,858	—	243,823
Other long-term assets, net	15,250	12,193	4,252	—	31,695

Total assets	$1,522,585	$1,420,752	$132,725	$(1,465,937)	$1,610,125

Current liabilities
Current maturities of long-term debt	$—	$193	$—	$—	$193
Accounts payable	(738)	32,262	6,336	(5,353)	32,507
Accrued liabilities	15,396	19,587	9,664	—	44,647
Accrued payroll and payroll burdens	459	17,406	2,728	—	20,593
Accrued interest	15,770	—	8	—	15,778
Accrued taxes payable	—	—	221	—	221

Total current liabilities	30,887	69,448	18,957	(5,353)	113,939
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	577,129	565	(577,694)	—
Deferred income taxes	141,927	3,792	696	—	146,415

Total liabilities	822,814	650,369	20,218	(583,047)	910,354
Stockholders’ equity
Total stockholders’ equity	699,771	770,383	112,507	(882,890)	699,771

Total liabilities and stockholders’ equity	$1,522,585	$1,420,752	$132,725	$(1,465,937)	$1,610,125

Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$64,871	$519	$17,001	$(5,031)	$77,360
Accounts receivable, net	610	143,135	27,539	—	171,284
Inventory, net	—	23,001	14,463	—	37,464
Prepaid expenses	3,897	13,052	994	—	17,943
Income tax receivable	35,404	20,201	2,001	—	57,606
Current deferred tax assets	8,158	—	—	—	8,158
Other current assets	—	111	—	—	111

Total current assets	112,940	200,019	61,998	(5,031)	369,926
Property, plant and equipment, net	4,222	876,304	60,607	—	941,133
Investment in consolidated subsidiaries	755,435	104,974	—	(860,409)	—
Inter-company receivable	607,325	—	—	(607,325)	—

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Goodwill	15,531	225,434	2,858	—	243,823
Other long-term assets, net	16,026	13,803	4,143	—	33,972

Total assets	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Current liabilities
Current maturities of long-term debt	$—	$228	$—	$—	$228
Accounts payable	445	30,028	6,303	(5,031)	31,745
Accrued liabilities	14,064	18,257	8,781	—	41,102
Accrued payroll and payroll burdens	388	10,847	2,324	—	13,559
Accrued interest	3,198	—	8	—	3,206
Notes payable	1,068	1	—	—	1,069
Income taxes payable	—	—	813	—	813

Total current liabilities	19,163	59,361	18,229	(5,031)	91,722
Long-term debt	650,000	—	2	—	650,002
Inter-company payable	—	601,947	5,378	(607,325)	—
Deferred income taxes	143,427	3,793	1,020	—	148,240

Total liabilities	812,590	665,101	24,629	(612,356)	889,964
Stockholders’ equity
Total stockholders’ equity	698,889	755,433	104,977	(860,409)	698,890

Total liabilities and stockholders’ equity	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Condensed Consolidated Statement of Operations
Quarter Ended March 31, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$268,094	$35,029	$(1,731)	$301,392
Product	—	975	7,337	—	8,312

	—	269,069	42,366	(1,731)	309,704
Service expenses	—	183,027	25,524	(1,731)	206,820
Product expenses	—	710	5,414	—	6,124
Selling, general and administrative expenses	8,830	29,437	2,585	—	40,852
Depreciation and amortization	332	41,706	3,281	—	45,319

Income (loss) before interest and taxes	(9,162)	14,189	5,562	—	10,589
Interest expense	14,712	1,708	14	(1,693)	14,741
Interest income	(1,730)	(3)	(8)	1,693	(48)
Equity in earnings of consolidated affiliates	(13,354)	(5,929)	—	19,283	—

Income (loss) before taxes	(8,790)	18,413	5,556	(19,283)	(4,104)
Taxes	(6,028)	5,059	(373)	—	(1,342)

Net income (loss)	$(2,762)	$13,354	$5,929	$(19,283)	$(2,762)

Condensed Consolidated Statement of Operations
Quarter Ended March 31, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$291,407	$32,667	(1,157)	$322,917
Product	—	3,983	9,781	—	13,764

	—	295,390	42,448	(1,157)	336,681
Service expenses	—	189,611	22,759	(1,157)	211,213
Product expenses	—	3,337	7,158	—	10,495
Selling, general and administrative expenses	9,966	30,839	8,473	—	49,278
Depreciation and amortization	391	47,712	3,586	—	51,689

Income (loss) before interest and taxes	(10,357)	23,891	472	—	14,006
Interest expense	14,547	1,905	57	(2,051)	14,458
Interest income	(2,057)	(2)	(2)	2,051	(10)
Equity in earnings of consolidated affiliates	(14,787)	(832)	—	15,619	—

Income (loss) before taxes	(8,060)	22,820	417	(15,619)	(442)
Taxes	(7,724)	8,033	(415)	—	(106)

Net income (loss)	$(336)	$14,787	$832	$(15,619)	$(336)

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(2,762)	$13,354	$5,929	$(19,283)	$(2,762)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(13,354)	(5,929)	—	19,283	—
Depreciation and amortization	332	41,706	3,281	—	45,319
Other	3,302	(1,285)	(18)	—	1,999
Changes in operating assets and liabilities	13,373	(12,300)	(4,826)	(322)	(4,075)

Net cash provided by (used in) operating activities	891	35,546	4,366	(322)	40,481

Investing activities:
Additions to property, plant and equipment	—	(11,004)	(339)	—	(11,343)
Inter-company receipts	29,631	—	—	(29,631)	—
Proceeds from the disposal of capital assets	—	450	68	—	518

Net cash provided by (used in) investing activities	29,631	(10,554)	(271)	(29,631)	(10,825)

Financing activities:
Repayments of long-term debt	—	(35)	(2)	—	(37)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(24,818)	(4,813)	29,631	—
Proceeds from issuances of common stock	696	—	—	—	696
Purchase of treasury shares	(1,383)	—	—	—	(1,383)
Other	94	—	—	—	94

Net cash provided by (used in) financing activities	(1,662)	(24,853)	(4,815)	29,631	(1,699)
Effect of exchange rate changes on cash	—	—	122	—	122

Change in cash and cash equivalents	28,860	139	(598)	(322)	28,079
Cash and cash equivalents, beginning of period	64,871	519	17,001	(5,031)	77,360

Cash and cash equivalents, end of period	$93,731	$658	$16,403	$(5,353)	$105,439

Condensed Consolidated Statement of Cash Flows
Quarter Ended March 31, 2009

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Cash provided by:
Net income (loss)	$(336)	$14,787	$832	$(15,619)	$(336)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(14,787)	(832)	—	15,619	—
Depreciation and amortization	391	47,712	3,586	—	51,689
Other	3,914	5,151	6,385	—	15,450
Changes in operating assets and liabilities	60,622	7,999	(9,029)	5,961	65,553

Net cash provided by operating activities	49,804	74,817	1,774	5,961	132,356
Investing activities:
Additions to property, plant and equipment	(88)	(11,754)	(986)	—	(12,828)
Inter-company receipts	65,731	—	421	(66,152)	—
Proceeds from the disposal of capital assets	—	7,066	90	—	7,156

Net cash provided by (used in) investing activities	65,643	(4,688)	(475)	(66,152)	(5,672)

Financing activities:
Issuances of long-term debt	1,641	—	1,505	—	3,146
Repayments of long-term debt	(117,638)	(3,621)	(1,788)	—	(123,047)
Repayments of notes payable	(1,353)	—	—	—	(1,353)
Inter-company borrowings (repayments)	—	(66,152)	—	66,152	—

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
	(in thousands)
Proceeds from issuances of common stock	25	—	—	—	25
Other	(53)	—	—	—	(53)

Net cash provided by (used in) financing activities	(117,378)	(69,773)	(283)	66,152	(121,282)
Effect of exchange rate changes on cash	—	—	286	—	286

Change in cash and cash equivalents	(1,931)	356	1,302	5,961	5,688
Cash and cash equivalents, beginning of period	25,399	936	5,078	(12,323)	19,090

Cash and cash equivalents, end of period	$23,468	$1,292	$6,380	$(6,362)	$24,778

13. Recent accounting pronouncements and authoritative literature:
     In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally, this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for an SEC filing entity to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of March 31, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended March 31, 2010.
     On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010. We are currently awaiting guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements. We expect that this legislation will have an impact on our financial position, results of operations and cash flows, but we cannot determine the extent of the impact at this time.
14. Subsequent Events:
     In April 2010, we received federal income tax refunds totaling $43.7 million in connection with our 2009 federal income tax return, partially resulting from the realization of certain net operating loss carry backs for fiscal years 2006, 2007 and 2008.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. Other factors that could cause our actual results to differ from our projected results are described in: (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2010 and for the quarters ended March 31, 2010 and 2009, included elsewhere herein.
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
General
     The primary factors influencing demand for our services and products are the level of drilling and workover activity of our customers and the complexity of such activity, which in turn, depends on current and anticipated future oil and gas prices, production depletion rates and the resultant levels of cash flows generated and allocated by our customers to their drilling and workover budgets. As a result, demand for our services and products is cyclical, substantially depends on activity levels in the North American oil and gas industry and is highly sensitive to current and expected oil and natural gas prices.
     We consider the drilling and well service rig counts to be an indication of spending by our customers in the oil and gas industry for exploration and development of new and existing hydrocarbon reserves. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels, are increasing, or are expected to increase. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Cameron International Corporation/Guiberson /AESC Service Rig Count for “Active Rigs.”:
AVERAGE RIG COUNTS

	Quarter	Quarter	Year
	Ended	Ended	Ended
	3/31/10	3/31/09	12/31/09
BHI Rotary Rig Count:
U.S. Land	1,300	1,287	1,046
U.S. Offshore	46	57	44

Total U.S.	1,346	1,344	1,090
Canada	469	332	222

Total North America	1,815	1,676	1,312

Source:	BHI (www.BakerHughes.com)

	Quarter	Quarter	Year
	Ended	Ended	Ended
	3/31/10	3/31/09	12/31/09
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	1,729	1,975	1,722
Canada	484	548	457

Total North America	2,213	2,523	2,179

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     Market conditions during 2009 were challenging as oil and gas prices declined from historical highs in 2008 due to a number of macro-economic factors, resulting in reduced drilling and completion related activities by our customers. Throughout 2009, our operating results reflected this decline in activity as equipment was under-utilized and we experienced unfavorable pricing for our services and products. In response to these market conditions we decreased our level of investment in capital expenditures relative to the prior years, and implemented cost-saving measures. In addition, we recorded impairment charges related to our drilling rigs totaling $36.2 million, as well as impairments of goodwill and other intangible assets which totaled $97.6 million and $2.5 million, respectively. Throughout 2009, our focus was on lowering the costs of our operations and support functions, while remaining responsive to our customers’ needs for quality services.
     During the first quarter of 2010, we have begun to see favorable trends for most of our business lines, particularly our pressure pumping business, and in most of our operating areas utilization levels began to improve. Although we cannot be certain that these improvements will continue, the improving global economy and the resulting increases in oil prices along with the need for our customers to hold recently acquired acreage should create incentives to maintain, if not expand, activity in liquids-rich fields and emerging basins such as the Bakken Shale in North Dakota, the Eagle-Ford Shale in south Texas, the Marcellus Shale in Pennsylvania and the Haynesville Shale in Louisiana. However, activity levels in the more mature gas markets are less certain and may experience declines due to current natural gas prices. In addition, we believe that any near-term growth will be largely related to multi-stage, horizontal well completions. Since we have invested heavily in equipment that is configured for horizontal completions, we believe we are well positioned to be opportunistic in the basins in which we serve our customers.
     Our long-term growth strategy has not changed. We seek to increase our internal capital investment by maximizing our equipment utilization, adding like-kind equipment and expanding our service and product offerings. We plan to grow externally by acquiring complementary businesses to expand our service offerings in a current operating area or to extend our geographical footprint into targeted basins. In 2009, we reduced our overall capital investment to $38.5 million, and we did not complete any business acquisitions. For 2010, we expect to spend between $70.0 million and $80.0 million for capital investment, and we are evaluating business acquisition opportunities. We may exceed $80.0 million in capital investments if additional attractive investment opportunities are identified.
Recent Transactions
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

Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2010.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2010/	2010/
	3/31/10	3/31/09	2009	2009
	(unaudited, in thousands)
Revenue:
Completion and production services	$266,288	$287,526	$(21,238)	(7%)
Drilling services	35,104	35,391	(287)	(1%)
Product sales	8,312	13,764	(5,452)	(40%)

Total	$309,704	$336,681	$(26,977)	(8%)

Adjusted EBITDA:
Completion and production services	$57,756	$66,224	$(8,468)	(13%)
Drilling services	5,419	6,887	(1,468)	(21%)
Product sales	1,562	2,551	(989)	(39%)
Corporate	(8,829)	(9,967)	1,138	(11%)

Total	$55,908	$65,695	$(9,787)	(15%)

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
“Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization and non-controlling interest. The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the definition of “EBITDA” under our existing credit facilities, as recently amended, see Note 7, Long-term debt in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2009. The following table reconciles Adjusted EBITDA for the quarters ended

March 31, 2010 and 2009 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended March 31, 2010
Adjusted EBITDA, as defined	$57,756	$5,419	$1,562	$(8,829)	$55,908
Depreciation and amortization	$39,793	$4,458	$576	$492	$45,319

Operating income (loss)	$17,963	$961	$986	$(9,321)	$10,589

Quarter Ended March 31, 2009
Adjusted EBITDA, as defined	$66,224	$6,887	$2,551	$(9,967)	$65,695
Depreciation and amortization	$44,926	$5,548	$634	$581	$51,689

Operating income (loss)	$21,298	$1,339	$1,917	$(10,548)	$14,006

     We do not allocate net interest expense or tax expense to our operating segments.
     Below is a discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009 (Unaudited)
     Revenue
     Revenue for the quarter ended March 31, 2010 decreased by $27.0 million, or 8%, to $309.7 million from $336.7 million for the same period in 2009. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue decreased $21.2 million, or 7%, for the quarter primarily due to lower pricing caused by an overall decline in investment by our customers in oil and gas exploration and development activities which began in late 2008 and continued throughout 2009. Activity levels began to improve during the latter part of the fourth quarter of 2009, but pricing remains below the levels we experienced for the first quarter of 2009.
•	Drilling Services. Segment revenue decreased $0.3 million, or 1%, for the quarter. On a year-over-year basis, this business segment has been impacted by lower utilization rates and pricing in our contract drilling operations and lower pricing in our rig logistics business. The drilling services segment has benefitted from a number of long rig moves in the first quarter of 2010, as customers reposition assets to emerging markets such as the Bakken Shale and Eagle-Ford Shale.
•	Product Sales. Segment revenue decreased $5.5 million, or 40%, for the quarter primarily at our fabrication and repair business in Texas. During the first quarter of 2009, we completed several projects including a well service rig for a customer and sold several large inventory items. This business had less activity during the first quarter of 2010, as a result of the overall decline in spending by our customers on new equipment.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses decreased $8.8 million, or 4%, to $212.9 million for the quarter ended March 31, 2010 from $221.7 million for the quarter ended March 31, 2009. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended March 31, 2010 and 2009:

Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
Segment:	3/31/10	3/31/09	Change
Completion and production services	68%	65%	3%
Drilling services	75%	70%	5%
Product sales	74%	76%	(2%)
Total	69%	66%	3%
     Service and product expenses as a percentage of revenue increased for the quarter ended March 31, 2010 compared to the same period in 2009. Margins by business segment were primarily impacted by lower revenue as described in more detail below.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment increased when comparing the quarter ended March 31, 2010 to the same period in 2009 due to lower revenue in the first quarter of 2010 and cost-saving measures implemented in late 2008 and early 2009.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased for the quarter ended March 31, 2010 compared to the same period in 2009 due to lower revenue and the benefit received from the aforementioned cost-saving measures.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments decreased for the quarter ended March 31, 2010 compared to the same period in 2009. Impacting the results for the first quarter of 2009 was the sale of several large inventory items at lower margins. Therefore, although year-over-year sales were down for the products business, the mix of product sales for the first quarter of 2010 was more favorable than that of the comparable quarter in 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $8.4 million, or 17%, for the quarter ended March 31, 2010 to $40.9 million from $49.3 million during the quarter ended March 31, 2009. Included in the results for the quarter ended March 31, 2009 was a $4.9 million loss on a non-monetary exchange of assets in Canada. In addition, the year-over-year results were impacted by the timing of cost-saving measures implemented by management during the first quarter of 2009 in response to unfavorable market conditions. As a percentage of revenues, selling, general and administrative expense was 13% and 15% for the quarters ended March 31, 2010 and 2009, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense decreased $6.4 million, or 12%, to $45.3 million for the quarter ended March 31, 2010 from $51.7 million for the quarter ended March 31, 2009. The decrease in depreciation and amortization expense was primarily due to asset retirements in 2009, including impairments taken related to our drilling rig business in Texas during the third quarter of 2009. As a percentage of revenue, depreciation and amortization was 15% for the quarters ended March 31, 2010 and 2009.
     Taxes
     We recorded a tax benefit of $1.3 million for the quarter ended March 31, 2010 at an effective rate of approximately 33% and a tax benefit of $0.1 million for the quarter ended March 31, 2009 at an effective rate of approximately 24%. The effective rate for the quarter ended March 31, 2009 was impacted by a $4.9 million loss on a non-monetary asset exchange in Canada.

Liquidity and Capital Resources
     The disruption in the credit markets which occurred in 2008 and 2009 resulted in a significant adverse impact on the availability of credit from a number of financial institutions. We are not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact that any further disruption in the credit environment would have on us.
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
     As of March 31, 2010, we had working capital, net of cash, of $206.5 million and cash and cash equivalents of $105.4 million, compared to working capital, net of cash, of $200.8 million and cash and cash equivalents of $77.4 million at December 31, 2009. Our working capital, net of cash, remained relatively consistent at March 31, 2010 and December 31, 2009. Cash increased primarily due to collection of trade receivables.
     We anticipate that we will rely on cash generated from operations, borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources, or funds received from our newly amended credit facility, will be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. If our plans or assumptions change, are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.
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
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Quarters Ended
	March 31,
	2010	2009
Cash flows provided by (used in):
Operating activities	$40,481	$132,356
Investing activities	(10,825)	(5,672)
Financing activities	(1,699)	(121,282)
     Net cash provided by operating activities decreased $91.9 million for the quarter ended March 31, 2010 compared to the same period in 2009. This decrease in operating cash flows in the first quarter of 2010 was primarily due to higher cash receipts in 2009 as trade receivables were collected. As market conditions deteriorated, sales declined and fewer new receivables were recorded, thereby generating higher operating cash flows in 2009 relative to 2010. Also impacting operating cash flows was the timing of payroll related accruals at March 31, 2010 relative to March 31, 2009.
     Net cash used in investing activities increased by $5.2 million for the quarter ended March 31, 2010 compared to the same period in 2009. This was primarily driven by lower cash proceeds from the disposal of assets during the first quarter of 2010 compared to the same period in 2009, partially offset by a $1.5 million decrease in capital spending in the first quarter of 2010 compared to the same period in 2009.
     Net cash used in financing activities was $1.7 million for the quarter ended March 31, 2010 compared to $121.3 million for the same period in 2009. In the first quarter of 2009, we repaid $119.9 million of net borrowings under our debt facilities. No borrowings or repayments were made under these debt facilities for the first quarter of 2010. Our long-term debt, including current maturities, was $650.2 million as of March 31, 2010 and December 31, 2009.
     We believe that our cash balance, operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months.
Dividends
     We did not pay dividends on our $0.01 par value common stock during the quarter ended March 31, 2010 or during the years ended December 31, 2009, 2008 and 2007. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
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
Credit Facility.
     We maintain a senior secured facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions. On October 13, 2009, we entered into the Third Amendment (the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of our existing credit facility to an asset-based facility subject to borrowing base restrictions. In connection with the Third Amendment, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender under the Amended Credit Agreement. The Amended Credit Agreement provides for a U.S. revolving credit facility of up to $225 million that matures in December 2011 and a Canadian revolving credit facility of up to $15 million (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that matures in December 2011. The Amended Credit Agreement includes a provision for a “commitment increase”, as defined therein, which permits us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75 million, with each committed increase equal to at least $25 million in the U.S., or $5 million in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.
     We were in compliance with the fixed charge coverage ratio covenant in the Amended Credit Agreement as of March 31, 2010. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.
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
     Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our “excess availability amount”, as defined in the Amended Credit Agreement) or (2) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3-month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest will be computed as described above with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Additionally, if an event of default exists under the Amended Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding thereunder and exercise other rights and remedies. Interest is payable monthly.
     There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of or during the quarter ended March 31, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $54.6 million, which reduced the available borrowing capacity as of March 31, 2010. We incurred fees related to our letters of credit for the quarter ended March 31, 2010 which was calculated using a 360-day provision, at 4.1% per annum. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at March 31, 2010 was $104.4 million and $9.9 million respectively.
     We will incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of March 31, 2010.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2009.
     We have entered into agreements to purchase certain equipment for use in our business. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our amended revolving credit facility for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding subsequent events that provides guidance as when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for an SEC entity to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of March 31, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended March 31, 2010.
     On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010. We are currently awaiting guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements. We expect that this legislation will have an impact on our financial position, results of operations and cash flows, but we cannot determine the extent of the impact at this time.
Off Balance Sheet Arrangements
     We have entered into operating lease arrangements for our light vehicle fleet, certain of our specialized equipment and for our office and field operating locations in the normal course of business. The terms of the facility leases range from monthly to ten years. The terms of the light vehicle leases range from three to four years. The terms of the specialized equipment leases range from monthly to seven years.
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
     For the quarter ended March 31, 2010, approximately 7% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2010 by approximately $0.2 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2010 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to repurchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such repurchases for the quarter ended March 31, 2010 are summarized in the following table:

(d)
Maximum
Number (or
Approximate
			(c) Total	Dollar
			number of	Value) of
			Shares	shares
			Purchased	that May
		(b)	as Part of	Yet Be
		Average	Publicly	Purchased
	(a) Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1 — 31, 2010	109,360	$12.53	*	*
March 1 — 31, 2010	902	$14.06	*	*

*	We do not have a publicly announced stock repurchase program. We had 1,715,942 shares of non-vested restricted stock outstanding at March 31, 2010. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.
Date: April 30, 2010	By:	/s/ Jose A. Bayardo
Jose A. Bayardo
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
10.1*+	—	Complete Production Services, Inc. Amended and Restated Deferred Compensation Plan

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

+	Management employment agreements, compensatory arrangements or option plans.