Form 10-Q
period 2010-06-30
Complete Production Services, Inc.
filed 2010-07-29
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 1-32858
Complete Production Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1503959
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11700 Katy Freeway,
Suite 300
Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of July 26, 2010: 77,764,562

INDEX TO FINANCIAL STATEMENTS

Complete Production Services, Inc.

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2010 and 2009	4
Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2010	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009

	2010	2009
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$141,648	$77,360
Accounts receivable, net	252,614	171,284
Inventory, net	32,358	37,464
Prepaid expenses	22,071	17,943
Income tax receivable	10,460	57,606
Current deferred tax assets	8,158	8,158
Other current assets	163	111

Total current assets	467,472	369,926
Property, plant and equipment, net	893,599	941,133
Intangible assets, net of accumulated amortization of $18,549 and $15,476, respectively	9,638	13,243
Deferred financing costs, net of accumulated amortization of $7,791 and $6,266, respectively	11,220	12,744
Goodwill	244,840	243,823
Other long-term assets	6,066	7,985

Total assets	$1,632,835	$1,588,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$166	$228
Accounts payable	47,186	31,745
Accrued liabilities	39,027	41,102
Accrued payroll and payroll burdens	22,691	13,559
Accrued interest	2,775	3,206
Notes payable	—	1,069
Income taxes payable	356	813

Total current liabilities	112,201	91,722
Long-term debt	650,000	650,002
Deferred income taxes	151,995	148,240

Total liabilities	914,196	889,964
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized,76,086,612 (2009 — 75,278,406) issued	761	752
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	645,086	636,904
Retained earnings	54,916	42,007
Treasury stock, 166,616 (2009 — 54,313) shares at cost	(1,744)	(334)
Accumulated other comprehensive income	19,620	19,561

Total stockholders’ equity	718,639	698,890

Total liabilities and stockholders’ equity	$1,632,835	$1,588,854

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Six Months Ended June 30, 2010 and 2009 (unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue:
Service	$350,905	$221,150	$652,297	$544,067
Product	9,340	17,248	17,652	31,012

	360,245	238,398	669,949	575,079
Service expenses	223,564	150,773	430,384	361,986
Product expenses	7,323	13,492	13,447	23,987
Selling, general and administrative expenses	44,017	45,633	84,869	94,911
Depreciation and amortization	45,472	51,402	90,791	103,091

Income (loss) before interest and taxes	39,869	(22,902)	50,458	(8,896)
Interest expense	14,760	13,899	29,501	28,357
Interest income	(95)	(20)	(143)	(30)

Income (loss) before taxes	25,204	(36,781)	21,100	(37,223)
Taxes	9,533	(10,949)	8,191	(11,055)

Net income (loss)	$15,671	$(25,832)	$12,909	$(26,168)

Earnings (loss) per share information:
Basic earnings (loss) per share	$0.21	$(0.34)	$0.17	$(0.35)

Diluted earnings (loss) per share	$0.20	$(0.34)	$0.17	$(0.35)

Weighted average shares:
Basic	76,036	75,036	75,869	74,966
Diluted	77,318	75,036	77,194	74,966
Consolidated Statements of Comprehensive Income (Loss)
Quarters and Six Months Ended June 30, 2010 and 2009
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$15,671	$(25,832)	$12,909	$(26,168)
Change in cumulative translation adjustment	(1,543)	3,636	59	2,344

Comprehensive income (loss)	$14,128	$(22,196)	$12,968	$(23,824)

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2010 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2009	75,278,406	$752	$636,904	$42,007	$(334)	$19,561	$698,890
Net income	—	—	—	12,909	—	—	12,909
Cumulative translation adjustment	—	—	—	—	—	59	59
Issuance of common stock:
Exercise of stock options	245,750	2	2,261	—	—	—	2,263
Expense related to employee stock options	—	—	1,343	—	—	—	1,343
Excess tax benefit from share-based compensation	—	—	273	—	—	—	273
Purchase of treasury shares	(112,303)	—	—	—	(1,410)	—	(1,410)
Vested restricted stock	674,759	7	(7)	—	—	—	—
Amortization of non-vested restricted stock	—	—	4,312	—	—	—	4,312

Balance at June 30, 2010	76.086.612	$761	$645,086	$54,916	$(1,744)	$19,620	$718,639

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009 (unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash provided by:
Operating activities:
Net income (loss)	$12,909	$(26,168)
Items not affecting cash:
Depreciation and amortization	90,791	103,091
Deferred income taxes	4,106	10,856
Excess tax benefit from share-based compensation	(273)	(65)
Non-cash compensation expense	5,655	6,706
(Gain) loss on non-monetary asset exchange	(458)	4,868
Provision for bad debt expense	1,177	4,830
Provision for write-off of note receivable	1,926	—
(Gain) loss on retirement of assets	(92)	3,293
Other	1,524	940
Changes in operating assets and liabilities:
Accounts receivable	(82,463)	159,442
Inventory	5,334	(1,924)
Prepaid expense and other current assets	42,611	6,225
Accounts payable	15,404	(33,365)
Accrued liabilities and other	6,364	(19,003)

Net cash provided by operating activities	104,515	219,726

Investing activities:
Additions to property, plant and equipment	(41,894)	(22,760)
Acquisitions	(1,365)	—
Proceeds from disposal of capital assets	3,117	8,218

Net cash used in investing activities	(40,142)	(14,542)

Financing activities:
Issuances of long-term debt	—	3,204
Repayments of long-term debt	(64)	(200,376)
Repayment of notes payable	(1,069)	(4,220)
Proceeds from issuances of common stock	2,263	88
Purchase of treasury shares	(1,410)	(123)
Excess tax benefit from share-based compensation	273	65

Net cash used in financing activities	(7)	(201,362)

Effect of exchange rate changes on cash	(78)	(289)

Change in cash and cash equivalents	64,288	3,533
Cash and cash equivalents, beginning of period	77,360	18,500

Cash and cash equivalents, end of period	$141,648	$22,033

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$28,243	$26,361
Cash paid (refund received) for income taxes	$(42,734)	$(18,690)
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2010 and the statements of operations and the statements of comprehensive income for the quarters and six-month periods ended June 30, 2010 and 2009, as well as the statement of stockholders’ equity for the six months ended June 30, 2010 and the statements of cash flows for the six months ended June 30, 2010 and 2009. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 19, 2010. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
     In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.
2. Accounts receivable:

	June 30,	December 31,
	2010	2009
Trade accounts receivable	$210,529	$155,871
Related party receivables	24,209	6,593
Unbilled revenue	28,295	19,409
Other receivables	1,308	1,975

	264,341	183,848
Allowance for doubtful accounts	11,727	12,564

	$252,614	$171,284

     Of the related party receivables at June 30, 2010 and December 31, 2009, $23,399 and $5,968, respectively, related to amounts due from a company for which one of our directors has an ownership interest and serves as chief executive officer and chairman of the board.

3. Inventory:

	June 30,	December 31,
	2010	2009
Finished goods	$21,611	$23,435
Manufacturing parts, materials and other	12,843	14,486
Work in process	314	431

	34,768	38,352
Inventory reserves	2,410	888

	$32,358	$37,464

4. Property, plant and equipment:

		Accumulated
June 30, 2010	Cost	Depreciation	Net Book Value
Land	$9,446	$—	$9,446
Buildings	30,368	3,733	26,635
Field equipment	1,302,221	564,957	737,264
Vehicles	130,575	62,710	67,865
Office furniture and computers	17,228	10,197	7,031
Leasehold improvements	25,114	5,772	19,342
Construction in progress	26,016	—	26,016

	$1,540,968	$647,369	$893,599

		Accumulated
December 31, 2009	Cost	Depreciation	Net Book Value
Land	$8,884	$—	$8,884
Buildings	30,200	3,168	27,032
Field equipment	1,293,292	497,632	795,660
Vehicles	126,256	55,035	71,221
Office furniture and computers	17,087	9,108	7,979
Leasehold improvements	25,006	4,771	20,235
Construction in progress	10,122	—	10,122

	$1,510,847	$569,714	$941,133

     Construction in progress at June 30, 2010 and December 31, 2009 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and six months ended June 30, 2010, we recorded capitalized interest of $190 and $269, respectively related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
5. Long-term notes receivable:
     On October 31, 2006, we completed the sale of a disposal group which included certain manufacturing and production enhancement operations of a subsidiary located in Alberta, Canada, as well as operations in south Texas. We sold this disposal group to an oilfield service company located in Calgary, Alberta, Canada. In conjunction with this asset disposal, the buyer issued a note to us for $2,000 denominated in Canadian dollars. During the second quarter of 2010, we were notified that the seller was in default on a term loan and security agreement which was senior to our note. Therefore, management recorded a provision of $1,926 for bad debt associated with this note as of June 30, 2010, but we will continue to pursue our interest in this note to the extent a portion may be recoverable in a future period.
6. Notes payable:
     We entered into a note arrangement to finance certain of our annual insurance premiums for the policy term from December 1, 2007 to April 30, 2009. Effective May 1, 2009, we renewed our insurance policies and entered into a similar financing arrangement for the twelve-month policy term which extended through

April 2010. Concurrently, we renewed our workers’ compensation, general liability and auto insurance policies through our insurance broker for the same policy term. Our accounting policy has been to record a prepaid asset associated with certain of these policies which is amortized over the term and which takes into account actual premium payments and deposits made to date, to record an accrued liability for premiums which are contractually committed for the policy term and to make monthly premium payments in accordance with our premium commitments and monthly note payments for amounts financed. Effective May 1, 2010, we renewed and prepaid our annual insurance premiums for the policy term May 1, 2010 through April 30, 2011, but chose to prepay our premiums which had been financed through a note arrangement in prior renewals. As a result, we recorded a prepaid asset of $4,267 associated with these renewals. We will continue to make monthly premium payments through our broker for our workers’ compensation, general liability and auto insurance policies during this twelve-month policy term.
7. Long-term debt:
     The following table summarizes long-term debt as of June 30, 2010 and December 31, 2009:

	2010	2009
U.S. revolving credit facility (a)	$—	$—
Canadian revolving credit facility (a)	—	—
8.0% senior notes (b)	650,000	650,000
Capital leases and other	166	230

	650,166	650,230
Less: current maturities of long-term debt and capital leases	166	228

	$650,000	$650,002

(a)	We maintain a senior secured facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions. On October 13, 2009, we entered into the Third Amendment (the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of our existing credit facility to an asset-based facility subject to borrowing base restrictions. In connection with the Third Amendment, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender under the Amended Credit Agreement. The Amended Credit Agreement provides for a U.S. revolving credit facility of up to $225,000 that matures in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that matures in December 2011. The Amended Credit Agreement includes a provision for a “commitment increase”, as defined therein, which permits us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of June 30, 2010 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50,000. If we were subject to the fixed charge coverage ratio covenant we would have been in compliance as of June 30, 2010. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.

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

Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our “excess availability amount”, as defined in the Amended Credit Agreement) or (2) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3-month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest was computed with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Additionally, if an event of default exists under the Amended Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding thereunder and exercise other rights and remedies. Interest is payable monthly.

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of June 30, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $48,489, which reduced the available borrowing capacity as of June 30, 2010. We incurred fees related to our letters of credit as of June 30, 2010 at 4.0% per annum. For the six months ended June 30, 2010, fees related to our letters of credit were calculated using a 360-day provision, at 4.1% per annum. The availability of the U.S. and Canadian revolving credit facilities is determined by our borrowing base less any borrowings and letters of credit outstanding. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at June 30, 2010 was $148,466 and $3,928, respectively.

We incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of June 30, 2010.

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
     Effective January 29, 2010, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 790,396 shares of non-vested restricted stock on January 29, 2010 at a grant price of $12.53 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $9,904 ratably over the three-year vesting periods. In addition, we granted 5,000 and 2,400 shares of non-vested restricted stock on March 1, 2010 and March 8, 2010, at a grant price of $14.50 and $14.98, respectively. We expect to recognize compensation expense of $108 associated with these March 2010 grants. On January 29, 2010, we granted 510,300 stock options to purchase shares of our common stock at an exercise price of $12.53 per share. We will recognize compensation expense associated with these stock option grants ratably over the three-year vesting period. The fair value of the stock options granted during the six months ended June 30, 2010 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Six Months Ended
June 30,
Assumptions:	2010
Risk-free rate	1.38% to 2.34%
Expected term (in years)	3.7 to 5.1
Volatility	50.4%
Calculated fair value per option	$4.83 to $5.81
     We calculated an average volatility factor for our common stock for the three-year period just prior to the grant date of the award. This volatility calculation was used to compute the fair market value of stock option grants made during the six months ended June 30, 2010.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,635 over the vesting period of these 2010 stock option grants. For the quarter and six months ended June 30, 2010, we have recognized expense related to these stock option grants totaling $217 and $368, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and six months ended June 30, 2010 was a decrease of $133 and $225, respectively, with a $0.01 reduction in basic earnings per share for the quarter ended June 30, 2010 and no impact on earnings per share for the six months ended June 30, 2010. The unrecognized compensation costs related to the non-vested portion of these awards was $2,267 as of June 30, 2010 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended June 30, 2010 and 2009, we recognized compensation expense associated with all stock option awards totaling $593 and $1,053, respectively, resulting in a decrease in net income of $363 and an increase in net loss of $740, respectively. The impact of this compensation expense on earnings per share was a $0.01 reduction in diluted earnings per share for each of the quarters ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, we recognized compensation expense associated with all stock option awards totaling $1,343 and $2,392 respectively, resulting in a decrease in net income of $821 and an increase in net loss of $1,682, respectively. This resulted in a $0.01 impact on earnings per share for the six months ended June 30, 2010 and a $0.02 impact on earnings per share for the six months ended June 30, 2009. Total unrecognized compensation expense associated with outstanding stock option awards at June 30, 2010 was $3,325 or $2,034, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2009 to June 30, 2010 and a summary of stock options outstanding by exercise price range at June 30, 2010:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2009	3,383,620	$13.09
Granted	510,300	$12.53
Exercised	(245,750)	$9.22
Cancelled	(116,072)	$17.96

Balance at June 30, 2010	3,532,098	$13.12

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	June 30,	Remaining	Exercise	June 30,	Remaining	Exercise
Range of Exercise Price	2010	Life (months)	Price	2010	Life (months)	Price
$2.00	7,396	2	$2.00	7,396	2	$2.00
$5.00	78,750	35	$5.00	78,750	35	$5.00
$6.41 – $8.16	1,425,065	84	$6.54	830,112	70	$6.62
$11.66 – $12.53	641,053	37	$12.35	130,753	63	$11.66
$15.90	303,667	91	$15.90	202,445	79	$15.90
$17.60 – $19.87	574,588	79	$19.83	574,588	79	$19.83
$22.55 – $24.07	405,079	70	$23.95	403,412	70	$23.96
$26.26 – $27.11	45,000	83	$26.35	45,000	83	$26.35
$29.88	40,000	95	$29.88	26,667	95	$29.88
$34.19	11,500	96	$34.19	3,833	96	$34.19

	3,532,098	73	$13.12	2,302,956	72	$14.68

     The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2010 was $1,569 and $2,072, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at June 30, 2010 was $7,202. Assuming all stock options outstanding at June 30, 2010 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $11,773.
(b) Non-vested Restricted Stock:
     We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At June 30, 2010, amounts not yet recognized related to non-vested restricted stock totaled $14,606, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $10,012 related to grants during the six months ended June 30, 2010. There were no grants of non-vested restricted stock during the quarter ended June 30, 2010. We recognized compensation expense associated with non-vested restricted stock totaling $2,428 and $2,192 for the quarters ended June 30, 2010 and 2009, respectively, and $4,312 and $4,314 for the six months ended June 30, 2010 and 2009, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2009 to June 30, 2010:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2009	1,635,565	$10.27
Granted	801,096	$12.56
Vested	(674,760)	$10.88
Forfeited	(73,692)	$11.18

Balance at June 30, 2010	1,688,209	$11.07

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we purchased the following shares of our common stock during the six months ended June 30, 2010:

		Average Price	Extended
Period	Purchased	Paid per Share	Amount
January 1 – 31, 2010	109,360	$12.53	$1,370
March 1 – 31, 2010	902	14.06	13
April 1 – 30, 2010	426	11.84	5
May 1 – 31, 2010	1,260	14.48	18
June 1 – 30, 2010	355	14.83	4

	112,303		$1,410

9. Earnings per share:
     We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share. The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average basic common shares outstanding	76,036	75,036	75,869	74,966
Effect of dilutive securities:
Employee stock options	553	—	565	—
Non-vested restricted stock	729	—	760	—

Weighted average diluted common and potential common shares outstanding	77,318	75,036	77,194	74,966

     For each of the quarter and six months ended June 30, 2009, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarter and six months ended June 30, 2010 and 2009. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 342,931 shares and 2,878,172 shares for the quarters ended June 30, 2010 and 2009, respectively and 364,171 shares and 3,978,165 shares for the six months ended June 30, 2010 and 2009, respectively.
10. Segment information:
     We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. Adjusted EBITDA calculated by us may not be comparable to the calculation of EBITDA as defined and used under our credit facilities (see Note 7, Long-term debt in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the calculation of EBITDA under our existing credit facility, as amended). See also the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of June 30, 2010. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended June 30, 2010
Revenue from external customers	$310,460	$40,445	$9,340	$—	$360,245
Inter-segment revenues	$165	$152	$784	$(1,101)	$—
Adjusted EBITDA, as defined	$84,748	$8,663	$1,250	$(9,320)	$85,341
Depreciation and amortization	$39,770	$4,644	$561	$497	$45,472

Operating income (loss)	$44,978	$4,019	$689	$(9,817)	$39,869
Capital expenditures	$25,296	$4,526	$18	$711	$30,551

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended June 30, 2009
Revenue from external customers	$196,441	$24,709	$17,248	$—	$238,398
Inter-segment revenues	$154	$277	$1,478	$(1,909)	$—
Adjusted EBITDA, as defined	$31,424	$3,569	$2,085	$(8,578)	$28,500
Depreciation and amortization	$44,723	$5,488	$624	$567	$51,402

Operating income (loss)	$(13,299)	$(1,919)	$1,461	$(9,145)	$(22,902)
Capital expenditures	$8,697	$1,092	$143	$—	$9,932

As of June 30, 2010
Segment assets	$1,318,437	$173,523	$33,668	$107,207	$1,632,835

Six Months Ended June 30, 2010
Revenue from external customers	$576,748	$75,549	$17,652	$—	$669,949
Inter-segment revenues	$193	$301	$1,390	$(1,884)	$—
Adjusted EBITDA, as defined	$142,504	$14,082	$2,812	$(18,149)	$141,249
Depreciation and amortization	$79,563	$9,102	$1,137	$989	$90,791

Operating income (loss)	$62,941	$4,980	$1,675	$(19,138)	$50,458
Capital expenditures	$33,715	$7,364	$104	$711	$41,894

Six Months Ended June 30, 2009
Revenue from external customers	$483,967	$60,100	$31,012	$—	$575,079
Inter-segment revenues	$179	$562	$2,285	$(3,026)	$—
Adjusted EBITDA, as defined	$97,648	$10,456	$4,635	$(18,544)	$94,195
Depreciation and amortization	$89,649	$11,036	$1,258	$1,148	$103,091

Operating income (loss)	$7,999	$(580)	$3,377	$(19,692)	$(8,896)
Capital expenditures	$21,397	$1,092	$183	$88	$22,760

As of December 31, 2009
Segment assets	$1,292,199	$172,605	$37,270	$86,780	$1,588,854

     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment operating income (loss)	$39,869	$(22,902)	$50,458	$(8,896)
Interest expense	14,760	13,899	29,501	28,357
Interest income	(95)	(20)	(143)	(30)
Income taxes	9,533	(10,949)	8,191	(11,055)

Net income (loss)	$15,671	$(25,832)	$12,909	$(26,168)

     The following table summarizes the change in the carrying amount of goodwill by segment for the six months ended June 30, 2010:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2009	$235,859	$5,563	$2,401	$243,823
Acquisition (a)	1,017	—	—	1,017

Balance at June 30, 2010	$236,876	$5,563	$2,401	$244,840

(a)	On May 11, 2010, we acquired certain assets of a provider of gas lift services based in Oklahoma City, Oklahoma for $1,365 in cash, subject to an additional $75 holdback. We recorded goodwill of $1,017 and fixed assets, inventory and other working capital of $348. The purchase price allocation is preliminary as of June 30, 2010. We believe this acquisition supplements our plunger lift service offering for the completion and production services business segment.
11. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At June 30, 2010, the fair value of these notes was $637,813 based on the published closing price.
     A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the six months ended June 30, 2010, one customer provided 11.2% of our sales and another customer provided 11.0% of our sales.
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
13. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009; (2) unaudited condensed consolidating statements of operations for the quarters and six months ended June 30, 2010 and 2009 and (3) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009.
Condensed Consolidating Balance Sheet
June 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$128,986	$823	$18,764	$(6,925)	$141,648
Accounts receivable, net	552	223,733	28,329	—	252,614
Inventory, net	—	19,979	12,379	—	32,358
Prepaid expenses	8,362	11,311	2,398	—	22,071
Income tax receivable	(8,469)	15,650	3,279	—	10,460
Current deferred tax assets	8,158	—	—	—	8,158
Other current assets	—	163	—	—	163

Total current assets	137,589	271,659	65,149	(6,925)	467,472
Property, plant and equipment, net	4,268	833,605	55,726	—	893,599
Investment in consolidated subsidiaries	796,841	110,128	—	(906,969)	—
Inter-company receivable	568,529	—	—	(568,529)	—
Goodwill	15,531	226,451	2,858	—	244,840
Other long-term assets, net	14,489	10,605	1,830	—	26,924

Total assets	$1,537,247	$1,452,448	$125,563	$(1,482,423)	$1,632,835

Current liabilities
Current maturities of long-term debt	$—	$166	$—	$—	$166
Accounts payable	499	46,748	6,864	(6,925)	47,186
Accrued liabilities	16,171	17,073	5,783	—	39,027
Accrued payroll and payroll burdens	1,686	19,592	1,413	—	22,691
Accrued interest	2,731	36	8	—	2,775
Accrued taxes payable	—	—	356	—	356

Total current liabilities	21,087	83,615	14,424	(6,925)	112,201
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	568,197	332	(568,529)	—
Deferred income taxes	147,521	3,795	679	—	151,995

Total liabilities	818,608	655,607	15,435	(575,454)	914,196
Stockholders’ equity
Total stockholders’ equity	718,639	796,841	110,128	(906,969)	718,639

Total liabilities and stockholders’ equity	$1,537,247	$1,452,448	$125,563	$(1,482,423)	$1,632,835

Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$64,871	$519	$17,001	$(5,031)	$77,360
Accounts receivable, net	610	143,135	27,539	—	171,284
Inventory, net	—	23,001	14,463	—	37,464
Prepaid expenses	3,897	13,052	994	—	17,943
Income tax receivable	35,404	20,201	2,001	—	57,606
Current deferred tax assets	8,158	—	—	—	8,158
Other current assets	—	111	—	—	111

Total current assets	112,940	200,019	61,998	(5,031)	369,926
Property, plant and equipment, net	4,222	876,304	60,607	—	941,133
Investment in consolidated subsidiaries	755,435	104,974	—	(860,409)	—
Inter-company receivable	607,325	—	—	(607,325)	—
Goodwill	15,531	225,434	2,858	—	243,823
Other long-term assets, net	16,026	13,803	4,143	—	33,972

Total assets	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Current liabilities
Current maturities of long-term debt	$—	$228	$—	$—	$228
Accounts payable	445	30,028	6,303	(5,031)	31,745
Accrued liabilities	14,064	18,257	8,781	—	41,102
Accrued payroll and payroll burdens	388	10,847	2,324	—	13,559
Accrued interest	3,198	—	8	—	3,206
Notes payable	1,068	1	—	—	1,069
Income taxes payable	—	—	813	—	813

Total current liabilities	19,163	59,361	18,229	(5,031)	91,722
Long-term debt	650,000	—	2	—	650,002
Inter-company payable	—	601,947	5,378	(607,325)	—
Deferred income taxes	143,427	3,793	1,020	—	148,240

Total liabilities	812,590	665,101	24,629	(612,356)	889,964
Stockholders’ equity
Total stockholders’ equity	698,889	755,433	104,977	(860,409)	698,890

Total liabilities and stockholders’ equity	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$324,310	$28,326	$(1,731)	$350,905
Product	—	951	8,389	—	9,340

	—	325,261	36,715	(1,731)	360,245
Service expenses	—	202,968	22,327	(1,731)	223,564
Product expenses	—	822	6,501	—	7,323
Selling, general and administrative expenses	9,320	29,465	5,232	—	44,017
Depreciation and amortization	334	41,910	3,228	—	45,472

Income (loss) before interest and taxes	(9,654)	50,096	(573)	—	39,869
Interest expense	14,733	1,731	18	(1,722)	14,760
Interest income	(1,832)	(1)	16	1,722	(95)
Equity in earnings of consolidated affiliates	(28,001)	845	—	27,156	—

Income (loss) before taxes	5,446	47,521	(607)	(27,156)	25,204
Taxes	(10,225)	19,520	238	—	9,533

Net income (loss)	$15,671	$28,001	$(845)	$(27,156)	$15,671

Condensed Consolidated Statement of Operations
Quarter Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$197,826	$24,587	$(1,263)	$221,150
Product	—	9,850	7,398	—	17,248

	—	207,676	31,985	(1,263)	238,398
Service expenses	—	133,628	18,408	(1,263)	150,773
Product expenses	—	9,418	4,074	—	13,492
Selling, general and administrative expenses	8,573	32,124	4,936	—	45,633
Depreciation and amortization	385	47,928	3,089	—	51,402

Income (loss) before interest and taxes	(8,958)	(15,422)	1,478	—	(22,902)
Interest expense	13,932	1,529	37	(1,599)	13,899
Interest income	(1,618)	(1)	—	1,599	(20)
Equity in earnings of consolidated affiliates	11,956	(1,676)	—	(10,280)	—

Income (loss) before taxes	(33,228)	(15,274)	1,441	10,280	(36,781)
Taxes	(7,396)	(3,318)	(235)	—	(10,949)

Net income (loss)	$(25,832)	$(11,956)	$1,676	$10,280	$(25,832)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$592,404	$63,355	$(3,462)	$652,297
Product	—	1,926	15,726	—	17,652

	—	594,330	79,081	(3,462)	669,949
Service expenses	—	385,995	47,851	(3,462)	430,384
Product expenses	—	1,532	11,915	—	13,447
Selling, general and administrative expenses	18,150	58,902	7,817	—	84,869
Depreciation and amortization	666	83,616	6,509	—	90,791

Income (loss) before interest and taxes	(18,816)	64,285	4,989	—	50,458
Interest expense	29,445	3,439	32	(3,415)	29,501
Interest income	(3,562)	(4)	8	3,415	(143)
Equity in earnings of consolidated affiliates	(41,355)	(5,084)	—	46,439	—

Income (loss) before taxes	(3,344)	65,934	4,949	(46,439)	21,100
Taxes	(16,253)	24,579	(135)	—	8,191

Net income (loss)	$12,909	$41,355	$5,084	$(46,439)	$12,909

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$489,233	$57,254	$(2,420)	$544,067
Product	—	13,833	17,179	—	31,012

	—	503,066	74,433	(2,420)	575,079
Service expenses	—	323,239	41,167	(2,420)	361,986
Product expenses	—	12,755	11,232	—	23,987
Selling, general and administrative expenses	18,539	62,963	13,409	—	94,911
Depreciation and amortization	776	95,640	6,675	—	103,091

Income (loss) before interest and taxes	(19,315)	8,469	1,950	—	(8,896)
Interest expense	28,479	3,434	94	(3,650)	28,357
Interest income	(3,675)	(3)	(2)	3,650	(30)
Equity in earnings of consolidated affiliates	(2,361)	(2,038)	—	4,399	—

Income (loss) before taxes	(41,758)	7,076	1,858	(4,399)	(37,223)
Taxes	(15,590)	4,715	(180)	—	(11,055)

Net income (loss)	$(26,168)	$2,361	$2,038	$(4,399)	$(26,168)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$12,909	$41,355	$5,084	$(46,439)	$12,909
Items not affecting cash:
Equity in earnings of consolidated affiliates	(41,355)	(5,084)	—	46,439	—
Depreciation and amortization	666	83,616	6,509	—	90,791
Other	8,832	5,196	(463)	—	13,565
Changes in operating assets and liabilities	44,921	(52,801)	(2,976)	(1,894)	(12,750)

Net cash provided by (used for) operating activities	25,973	72,282	8,154	(1,894)	104,515

Investing activities:
Additions to property, plant and equipment	(711)	(39,825)	(1,358)	—	(41,894)
Inter-company receipts	38,796	—	—	(38,796)	—
Acquisitions	—	(1,365)	—	—	(1,365)
Proceeds from the disposal of capital assets	—	3,024	93	—	3,117

Net cash provided by (used for) investing activities	38,085	(38,166)	(1,265)	(38,796)	(40,142)

Financing activities:
Repayments of long-term debt	—	(62)	(2)	—	(64)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(33,750)	(5,046)	38,796	—
Proceeds from issuances of common stock	2,263	—	—	—	2,263
Purchase of treasury shares	(1,410)	—	—	—	(1,410)
Other	273	—	—	—	273

Net cash provided by (used in) financing activities	57	(33,812)	(5,048)	38,796	(7)
Effect of exchange rate changes on cash	—	—	(78)	—	(78)

Change in cash and cash equivalents	64,115	304	1,763	(1,894)	64,288
Cash and cash equivalents, beginning of period	64,871	519	17,001	(5,031)	77,360

Cash and cash equivalents, end of period	$128,986	$823	$18,764	$(6,925)	$141,648

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(26,168)	$2,361	$2,038	$(4,399)	$(26,168)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(2,361)	(2,038)	—	4,399	—
Depreciation and amortization	776	95,640	6,675	—	103,091
Other	7,581	16,717	7,130	—	31,428
Changes in operating assets and liabilities, net of effect of acquisitions	85,030	28,885	(10,635)	8,095	111,375

Net cash provided by operating activities	64,858	141,565	5,208	8,095	219,726

Investing activities:
Additions to property, plant and equipment	(88)	(20,762)	(1,910)	—	(22,760)
Inter-company receipts	118,672	—	—	(118,672)	—
Proceeds from the disposal of capital assets	—	8,049	169	—	8,218

Net cash provided by (used for) investing activities	118,584	(12,713)	(1,741)	(118,672)	(14,542)

Financing activities:
Issuances of long-term debt	1,645	—	1,559	—	3,204
Repayments of long-term debt	(187,638)	(3,684)	(9,054)	—	(200,376)
Repayments of notes payable	(4,220)	—	—	—	(4,220)
Inter-company borrowings	—	(124,150)	5,478	118,672	—
Proceeds from issuances of common stock	88	—	—	—	88
Other	(58)	—	—	—	(58)

Net cash provided by (used in) financing activities	(190,183)	(127,834)	(2,017)	118,672	(201,362)
Effect of exchange rate changes on cash	—	—	(289)	—	(289)

Change in cash and cash equivalents	(6,741)	1,018	1,161	8,095	3,533
Cash and cash equivalents, beginning of period	25,399	346	5,078	(12,323)	18,500

Cash and cash equivalents, end of period	$18,658	$1,364	$6,239	$(4,228)	$22,033

14. Recent accounting pronouncements and authoritative literature:
     In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally, this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for publicly-traded entities to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of June 30, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended June 30, 2010.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2010 and for the quarters and six months ended June 30, 2010 and 2009, included elsewhere herein.
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
     We consider the drilling and well service rig counts to be an indication of spending by our customers in the oil and gas industry for exploration and development of new and existing hydrocarbon reserves. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels, are increasing, or are expected to increase. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Cameron International Corporation/Guiberson /AESC Service Rig Count for “Active Rigs”:
AVERAGE RIG COUNTS

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/10	6/30/09	6/30/10	6/30/09
BHI Rotary Rig Count:
U.S. Land	1,464	885	1,385	1,086
U.S. Offshore	42	50	43	53

Total U.S.	1,506	935	1,428	1,139
Canada	163	89	310	211

Total North America	1,669	1,024	1,738	1,350

Source:	BHI (www.BakerHughes.com)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/10	6/30/09	6/30/10	6/30/09
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	1,830	1,671	1,780	1,823
Canada	399	379	442	464

Total North America	2,229	2,050	2,222	2,287

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     During the first six months of 2010, we have seen favorable trends in our business relative to the challenging market conditions we experienced in 2009. Since the end of 2009, we experienced an increase in our asset utilization and pricing in most of our business lines and in most of our operating areas. Although we cannot be certain that these improvements will continue, we believe the sustainability of current oil prices, due to economic indicators of an improved global economy relative to 2009, and the need for our customers to hold recently acquired acreage, will create incentives to maintain, if not expand, activity in oil and liquid-rich fields and emerging basins such as the Bakken Shale in North Dakota, the Eagle Ford Shale in south Texas and the Marcellus Shale in Pennsylvania. However, activity levels in the more mature gas markets are less certain and may experience declines due to current natural gas prices. In addition, we believe that any near-term growth will be largely related to multi-stage, horizontal well completions. Since we have invested heavily in equipment that is configured for horizontal completions, we believe we are well positioned to be opportunistic in the basins in which we serve our customers.
     Our long-term growth strategy has not changed. We seek to maximize our equipment utilization and grow through organic investments in like equipment and by acquiring complementary businesses to expand our service offerings in a current operating area or to extend our geographical footprint into targeted basins. In 2009, we reduced our overall capital investment to $38.5 million, and we did not complete any business acquisitions. For 2010, we expect to spend between $155.0 million and $165.0 million for capital investment, and we are evaluating business acquisition opportunities.
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
     On May 11, 2010, we acquired certain assets of a provider of gas lift services based in Oklahoma City, Oklahoma for $1.4 million in cash, subject to an additional holdback of $0.1 million. We recorded goodwill of $1.0 million and fixed assets, inventory and other working capital of $0.3 million. The purchase price allocation is preliminary as of June 30, 2010. We believe this acquisition supplements our plunger lift service offering for the completion and production services business segment.

     Effective June 30, 2010, we exchanged certain property, plant and equipment used in our fluid handling business for other equipment. This exchange was determined to have commercial substance for us and therefore we recorded the new assets at the fair market value of the assets received, which was more readily determinable than the fair market value of the assets surrendered. The fair market value of the assets received was $0.8 million, resulting in a gain on the non-monetary exchange of $0.5 million.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2010.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2010/	2010/
	6/30/10	6/30/09	2009	2009
	(unaudited, in thousands)
Revenue:
Completion and production services	$310,460	$196,441	$114,019	58%
Drilling services	40,445	24,709	15,736	64%
Product sales	9,340	17,248	(7,908)	(46%)

Total	$360,245	$238,398	$121,847	51%

Adjusted EBITDA:
Completion and production services	$84,748	$31,424	$53,324	170%
Drilling services	8,663	3,569	5,094	143%
Product sales	1,250	2,085	(835)	(40%)
Corporate	(9,320)	(8,578)	(742)	9%

Total	$85,341	$28,500	$56,841	199%

				Percent
	Six Months	Six Months	Change	Change
	Ended	Ended	2010/	2010/
	6/30/10	6/30/09	2009	2009
	(unaudited, in thousands)
Revenue:
Completion and production services	$576,748	$483,967	$92,781	19%
Drilling services	75,549	60,100	15,449	26%
Product sales	17,652	31,012	(13,360)	(43%)

Total	$669,949	$575,079	$94,870	16%

Adjusted EBITDA:
Completion and production services	$142,504	$97,648	$44,856	46%
Drilling services	14,082	10,456	3,626	35%
Product sales	2,812	4,635	(1,823)	(39%)
Corporate	(18,149)	(18,544)	395	(2%)

Total	$141,249	$94,195	$47,054	50%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the definition of “EBITDA” under our existing credit facilities, as recently amended, see Note 7, Long-term debt in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2009. The following table reconciles Adjusted EBITDA for the quarters and six-month periods ended June 30, 2010 and 2009 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion
	and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2010
Adjusted EBITDA, as defined	$84,748	$8,663	$1,250	$(9,320)	$85,341
Depreciation and amortization	$39,770	$4,644	$561	$497	$45,472

Operating income (loss)	$44,978	$4,019	$689	$(9,817)	$39,869

Quarter Ended June 30, 2009
Adjusted EBITDA, as defined	$31,424	$3,569	$2,085	$(8,578)	$28,500
Depreciation and amortization	$44,723	$5,488	$624	$567	$51,402

Operating income (loss)	$(13,299)	$(1,919)	$1,461	$(9,145)	$(22,902)

Six Months Ended June 30, 2010
Adjusted EBITDA, as defined	$142,504	$14,082	$2,812	$(18,149)	$141,249
Depreciation and amortization	$79,563	$9,102	$1,137	$989	$90,791

Operating income (loss)	$62,941	$4,980	$1,675	$(19,138)	$50,458

Six Months Ended June 30, 2009
Adjusted EBITDA, as defined	$97,648	$10,456	$4,635	$(18,544)	$94,195
Depreciation and amortization	$89,649	$11,036	$1,258	$1,148	$103,091

Operating income (loss)	$7,999	$(580)	$3,377	$(19,692)	$(8,896)

     We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment operating income (loss)	$39,869	$(22,902)	$50,458	$(8,896)
Interest expense	14,760	13,899	29,501	28,357
Interest income	(95)	(20)	(143)	(30)
Income taxes	9,533	(10,949)	8,191	(11,055)

Net income (loss)	$15,671	$(25,832)	$12,909	$(26,168)

     Below is a discussion of our operating results by segment for these periods.
Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009 (Unaudited)
     Revenue
     Revenue for the quarter ended June 30, 2010 increased by $121.8 million, or 51%, to $360.2 million from $238.4 million for the same period in 2009. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $114.0 million, or 58%, for the quarter primarily due to a substantial increase in investment by our customers in oil and gas exploration and development activities resulting in higher utilization of our equipment. Activity levels and pricing in some service lines and select geographic areas began to improve during the latter part of the fourth quarter of 2009 and continued improving throughout the six months ended June 30, 2010.

•	Drilling Services. Segment revenue increased $15.7 million, or 64%, for the quarter primarily due to improved utilization in our rig relocation and contract drilling businesses. The drilling services segment benefitted from long rig moves as customers repositioned assets in to emerging markets such as the Bakken and Eagle Ford Shales.

•	Product Sales. Segment revenue decreased $7.9 million, or 46%, for the quarter due to lower third-party sales at our fabrication and repair business in Texas, partially offset by an increase in product sales from our Asian operations.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $66.6 million, or 41%, to $230.9 million for the quarter ended June 30, 2010 from $164.3 million for the quarter ended June 30, 2009. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended June 30, 2010 and 2009:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
	6/30/10	6/30/09	Change
Segment:
Completion and production services	63%	68%	(5%)
Drilling services	68%	71%	(3%)
Product sales	78%	78%	—
Total	64%	69%	(5%)
     Service and product expenses as a percentage of revenue decreased for the quarter ended June 30, 2010 compared to the same period in 2009 primarily due to increased asset utilization and some pricing improvements. Service and product expenses as a percentage of revenue for the completion and production and drilling services business segments decreased when comparing the quarter ended June 30, 2010 to the same period in 2009. This favorable decrease in expense is attributable to the product mix, particularly a shift to historically higher-margin service lines and an increase in overall oilfield activity which resulted in positive incremental margins. Service and product expenses as a percentage of revenue for the products segments remained consistent for the quarters ended June 30, 2010 and 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $1.6 million, or 4%, for the quarter ended June 30, 2010 to $44.0 million from $45.6 million during the quarter ended June 30, 2009. Increases in incentive compensation costs were more than offset by a decline in bad debt expense and losses on asset dispositions when compared to the second quarter of 2009. As a percentage of revenues, selling, general and administrative expense was 12% and 19% for the quarters ended June 30, 2010 and 2009, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense decreased $5.9 million, or 12%, to $45.5 million for the quarter ended June 30, 2010 from $51.4 million for the quarter ended June 30, 2009. The decrease in depreciation and amortization expense was primarily due to asset retirements in 2009, including impairments taken related to our drilling rig business in Texas during the third quarter of 2009. Depreciation and amortization expense for the second quarter of 2010 was also impacted by the impairment of certain intangible assets during the fourth quarter of 2009. As a percentage of revenue, depreciation and amortization was 13% and 22% for the quarters ended June 30, 2010 and 2009, respectively.
     Interest expense
     Interest expense increased 6%, or $0.9 million, to $14.8 million for the quarter ended June 2010 compared to $13.9 million for the quarter ended June 30, 2009, primarily due to higher costs associated with our credit facility, which was amended during the fourth quarter of 2009.
     Taxes
     We recorded a provision of $9.5 million for the quarter ended June 30, 2010 at an effective rate of approximately 39% and a tax benefit of $10.9 million for the quarter ended June 30, 2009 at an effective rate of approximately 30%. The increase in the effective tax rate was primarily due to an increase in pre-tax earnings in various tax jurisdictions resulting in higher state income taxes and a decrease in benefit from the foreign tax rate differential.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009 (Unaudited)
     Revenue
     Revenue for the six months ended June 30, 2010 increased by $94.9 million, or 16%, to $669.9 million from $575.1 million for the same period in 2009. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $92.8 million, or 19%, for the six months primarily due to an increase in demand for our services and an overall increase in activity levels for the oil and gas industry during 2010 compared to 2009, resulting in higher utilization of our equipment. Activity levels and pricing in some service lines and select geographic areas began to improve during the latter part of the fourth quarter of 2009 and continued improving throughout the six months ended June 30, 2010.

•	Drilling Services. Segment revenue increased $15.4 million, or 26%, for the six months primarily due to improved utilization in our rig relocation business partially offset by lower average pricing and utilization in our contract drilling business. The drilling services segment benefitted from long rig moves as customers repositioned assets in to emerging markets such as the Bakken and Eagle Ford Shales.

•	Product Sales. Segment revenue decreased $13.4 million, or 43%, for the six months due primarily to lower third-party sales at our repair and fabrication shop in north Texas during the first six months of 2010. Revenues also declined in our Southeast Asia business during the six months ended June 30, 2010 compared to the same period in 2009 due to a change in the sales mix and the timing of product sales and equipment refurbishment, which tends to be project-specific.

     Service and Product Expenses
     Service and product expenses increased $57.9 million, or 15%, to $443.8 million for the six months ended June 30, 2010 from $386.0 million for the six months ended June 30, 2009. The following table summarizes service and product expenses as a percentage of revenues for the six months ended June, 2010 and 2009:
Service and Product Expenses as a Percentage of Revenue

	Six Months Ended
	6/30/10	6/30/09	Change
Segment:
Completion and production services	65%	66%	(1%)
Drilling services	72%	71%	1%
Product sales	76%	77%	(1%)
Total	66%	67%	(1%)
     Service and product expenses as a percentage of revenue decreased slightly for the six months ended June 30, 2010 compared to the same period in 2009. Margins by business segment were primarily impacted by utilization and pricing.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment decreased when comparing the six months ended June 30, 2010 to the same period in 2009. The year-over-year favorable margin improvement was attributable primarily to the service mix with an increase in sales for historically higher-margin offerings, partially offset by some inflationary factors including higher labor costs.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment increased slightly for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a shift in service mix which resulted in a larger percentage of revenue from our rig logistics business.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments decreased for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to the product mix for this business.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $10.0 million, or 11% to $84.9 million, for the six months ended June 30, 2010 compared to $94.9 million for the same period in 2009. Higher costs associated with incentive compensation were more than offset by a decrease in bad debt expense and a decline in losses associated with asset dispositions. We recorded a loss on the non-monetary exchange of certain assets in Canada during the first quarter of 2009 which totaled $4.9 million. Excluding the impact of this non-monetary asset exchange in 2009, as a percentage of revenues, selling, general and administrative expense was 13% and 16% for the six months ended June 30, 2010 and 2009, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense decreased $12.3 million, or 12%, to $90.8 million for the six months ended June 30, 2010 from $103.1 million for the six months ended June 30, 2009. The decrease in depreciation and amortization expense was primarily due to asset retirements in 2009, including impairments taken related to our drilling rig business in Texas during the third quarter of 2009. Depreciation and amortization expense for the six months ended June 30, 2010 was also impacted by the impairment of certain intangible assets during the fourth quarter of 2009. As a percentage of revenue, depreciation and amortization expense decreased to 14% from 18% for the six months ended June 30, 2010 and 2009, respectively.

     Interest Expense
     Interest expense increased $1.1 million, or 4%, to $29.5 million for the six months ended June 30, 2010 from $28.4 million for the six months ended June 30, 2009. The increase in interest expense was primarily attributable to higher costs associated with our credit facility, which was amended during the fourth quarter of 2009, and an increase in the average balance of letters of credit outstanding. The weighted-average interest rate of borrowings outstanding at June 30, 2010 and 2009 was 8.0%.
     Taxes
     We recorded a tax provision of $8.2 million for the six months ended June 30, 2010 at an effective rate of approximately 39% and a tax benefit of $11.1 million for the six months ended June 30, 2009 at an effective rate of 30%. The lower effective rate for the six months ended June 30, 2009 was due to our foreign tax rate differential, the impact of state and provincial tax expense relative to our operating loss and certain non-deductible items for the years in which losses occurred.
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
     As of June 30, 2010, we had working capital, net of cash, of $213.6 million and cash and cash equivalents of $141.6 million, compared to working capital, net of cash, of $200.8 million and cash and cash equivalents of $77.4 million at December 31, 2009. Our working capital, net of cash, remained relatively consistent at June 30, 2010 and December 31, 2009. Cash increased primarily due to favorable operating results for the first six months of 2010.
     We anticipate that we will rely on cash generated from operations, borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings to satisfy our liquidity needs. We believe that funds from these sources will be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. If our plans or assumptions change, are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.
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

     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash flows provided by (used in):
Operating activities	$104,515	$219,726
Investing activities	(40,142)	(14,542)
Financing activities	(7)	(201,362)
     Net cash provided by operating activities decreased $115.2 million for the six months ended June 30, 2010 compared to the same period in 2009. Operating cash flows for 2009 were positively impacted by an increase in cash receipts, as overall oilfield activity levels declined and receivables were collected. During the first six months of 2010, and in the quarter ended June 30, 2010 in particular, cash receipts activity has remained favorable, but has been offset by higher receivables balances at June 30, 2010 due to increases in activity levels and sales volumes. Partially offsetting this decrease in operating cash flows associated with trade receivables was the receipt of a $43.7 million tax refund in April 2010.
     Net cash used in investing activities increased by $25.6 million for the six months ended June 30, 2010 compared to the same period in 2009. This was primarily driven by a relative increase in capital spending during the first six months of 2010.
     Net cash used in financing activities decreased $201.4 million for the six months ended June 30, 2010 compared to the same period in 2009. In the first six months of 2009, we repaid $197.2 million of net borrowings under our debt facilities. No borrowings or repayments were made under these debt facilities for the first half of 2010. Our long-term debt, including current maturities, was $650.2 million as of June 30, 2010 and December 31, 2009.
     We believe that our cash balance, operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months.
   Dividends
     We did not pay dividends on our $0.01 par value common stock during the six months ended June 30, 2010 or during the years ended December 31, 2009, 2008 and 2007. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
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
     We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of June 30, 2010 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50 million. If we were subject to the fixed charge coverage ratio covenant, we would have been in compliance as of June 30, 2010. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.
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
     Subject to certain limitations set forth in the Amended Credit Agreement, we have the ability to elect how interest under the Amended Credit Agreement will be computed. Interest under the Amended Credit Agreement may be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our “excess availability amount”, as defined in the Amended Credit Agreement) or (2) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3-month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. For the period from the effective date of the Third Amendment until the six month anniversary of the effective date of the Third Amendment, interest was computed with an applicable margin rate of 4.00%. If an event of default exists or continues under the Amended Credit Agreement, advances will bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Additionally, if an event of default exists under the Amended Credit Agreement, as defined therein, the lenders could accelerate the maturity of the obligations outstanding thereunder and exercise other rights and remedies. Interest is payable monthly.

     There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of or during the six months ended June 30, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $48.9 million, which reduced the available borrowing capacity as of June 30, 2010. We incurred fees related to our letters of credit as of June 30, 2010 at 4.0% per annum. For the six months ended June 30, 2010, fees related to our letters of credit were calculated using a 360-day provision, at 4.1% per annum. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at June 30, 2010 was $148.5 million and $3.9 million respectively.
     We incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of June 30, 2010.
Outstanding Debt and Commitments
     Our contractual commitments have not changed materially since December 31, 2009, however we have entered into agreements to purchase certain equipment for use in our business during the first six months of 2010 that are in excess of $1.0 million. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our amended revolving credit facility for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for publicly-traded entities to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of June 30, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended June 30, 2010.

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
     For the six months ended June 30, 2010, approximately 5% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the six months ended June 30, 2010 by approximately $0.4 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the statement of operations. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the six months ended June 30, 2010 by approximately $0.43 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Petróleos Mexicanos (“PEMEX”), our primary customer in Mexico, is experiencing budget limitations that may affect its ability to make timely payments to us under our existing contracts.
     The majority of our business in Mexico is performed for PEMEX pursuant to multi-year contracts. Recent regulatory and financial uncertainty regarding PEMEX’s drilling programs and development budget could adversely impact PEMEX’s ability to fulfill certain of its payment obligations under these contracts in a timely manner. A failure of PEMEX to make required payments to us would adversely affect our Mexico-based financial performance.
     Mexico has experienced a period of increasing criminal violence and such activities could affect our Mexico-based operations and financial performance.
     Recently, Mexico has experienced a period of increasing criminal violence, primarily due to the activities of drug cartels and related organized crime. Although the Mexican government has implemented various security measures and strengthened its military and police forces, drug-related crime continues to exist in Mexico and has impacted our ability to safely conduct business in certain areas of the country. Our inability to conduct business in certain areas of Mexico, and the safety risks in the areas of Mexico where we do conduct business, could have a negative impact on Mexico-based financial performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such purchases for the quarter ended June 30, 2010 are summarized in the following table:

(d)
Maximum
Number (or
Approximate
			(c) Total	Dollar
			number of	Value) of
			Shares	shares
			Purchased	that May
		(b)	as Part of	Yet Be
		Average	Publicly	Purchased
	(a) Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1 – 30, 2010	426	$11.84	*	*
May 1 – 31, 2010	1,260	$14.48	*	*
June 1 – 30, 2010	355	$14.83	*	*

*	We do not have a publicly announced stock repurchase program. We had 1,684,909 shares of non-vested restricted stock outstanding at June 30, 2010. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.
July 29, 2010	By:	/s/ Jose A. Bayardo
Date		Jose A. Bayardo
Sr. Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1*	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	—	Complete Production Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010, and June 30, 2009, (iii) the Consolidated Stockholders’ Equity for the six months ended June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010, and June 30, 2009, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed or furnished herewith.