Form 10-Q
period 2010-09-30
Complete Production Services, Inc.
filed 2010-10-28
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO ___.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of October 25, 2010: 77,901,427

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2010 and 2009	4
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2010	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4. Controls and Procedures.	36

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	37

Item 1A. Risk Factors.	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3. Defaults Upon Senior Securities.	38

Item 5. Other Information.	38

Item 6. Exhibits.	38

Signatures	39

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009

	2010	2009
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$143,265	$77,360
Accounts receivable, net	281,480	171,284
Inventory, net	32,101	37,464
Prepaid expenses	20,839	17,943
Income tax receivable	6,815	57,606
Current deferred tax assets	908	8,158
Other current assets	163	111

Total current assets	485,571	369,926
Property, plant and equipment, net	913,307	941,133
Intangible assets, net of accumulated amortization of $19,775 and $15,476, respectively	8,664	13,243
Deferred financing costs, net of accumulated amortization of $8,554 and $6,266, respectively	10,457	12,744
Goodwill	249,751	243,823
Restricted cash	17,000	—
Other long-term assets	6,122	7,985

Total assets	$1,690,872	$1,588,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$89	$228
Accounts payable	49,268	31,745
Accrued liabilities	42,653	41,102
Accrued payroll and payroll burdens	27,340	13,559
Accrued interest	15,655	3,206
Notes payable	—	1,069
Income taxes payable	589	813

Total current liabilities	135,594	91,722
Long-term debt	650,000	650,002
Deferred income taxes	148,210	148,240

Total liabilities	933,804	889,964
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 76,180,549 (2009 — 75,278,406) issued and outstanding	762	752
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	649,183	636,904
Retained earnings	87,946	42,007
Treasury stock, 167,207 (2009 — 54,313) shares at cost	(1,752)	(334)
Accumulated other comprehensive income	20,929	19,561

Total stockholders’ equity	757,068	698,890

Total liabilities and stockholders’ equity	$1,690,872	$1,588,854

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters and Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue:
Service	$410,057	$223,429	$1,062,354	$767,496
Product	8,552	6,484	26,204	37,496

	418,609	229,913	1,088,558	804,992
Service expenses	257,487	157,708	687,872	519,694
Product expenses	6,346	4,596	19,793	28,583
Selling, general and administrative expenses	41,790	45,204	126,658	140,115
Depreciation and amortization	44,805	50,379	135,596	153,470
Impairment loss	—	36,158	—	36,158

Income (loss) before interest and taxes	68,181	(64,132)	118,639	(73,028)
Interest expense	14,152	13,987	43,653	42,344
Interest income	(57)	(13)	(200)	(43)

Income (loss) before taxes	54,086	(78,106)	75,186	(115,329)
Taxes	21,056	(26,081)	29,247	(37,136)

Net income (loss)	$33,030	$(52,025)	$45,939	$(78,193)

Earnings (loss) per share information:
Basic earnings (loss) per share	$0.43	$(0.69)	$0.60	$(1.04)

Diluted earnings (loss) per share	$0.42	$(0.69)	$0.59	$(1.04)

Weighted average shares:
Basic	76,130	75,200	75,957	75,045
Diluted	77,792	75,200	77,395	75,045
Consolidated Statements of Comprehensive Income (Loss)
Quarters and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$33,030	$(52,025)	$45,939	$(78,193)
Change in cumulative translation adjustment	1,309	3,002	1,368	5,346

Comprehensive income (loss)	$34,339	$(49,023)	$47,307	$(72,847)

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2010 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
	(In thousands, except share data)
Balance at December 31, 2009	75,278,406	$752	$636,904	$42,007	$(334)	$19,561	$698,890
Net income	—	—	—	45,939	—	—	45,939
Cumulative translation adjustment	—	—	—	—	—	1,368	1,368
Issuance of common stock:
Exercise of stock options	336,747	3	3,103	—	—	—	3,106
Expense related to employee stock options	—	—	1,831	—	—	—	1,831
Excess tax benefit from share-based compensation	—	—	612	—	—	—	612
Purchase of treasury shares	(112,894)	—	—	—	(1,418)	—	(1,418)
Vested restricted stock	678,290	7	(7)	—	—	—	—
Amortization of non-vested restricted stock	—	—	6,740	—	—	—	6,740

Balance at September 30, 2010	76,180,549	$762	$649,183	$87,946	$(1,752)	$20,929	$757,068

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash provided by:
Operating activities:
Net income (loss)	$45,939	$(78,193)
Items not affecting cash:
Depreciation and amortization	135,596	153,470
Impairment loss	—	36,158
Deferred income taxes	7,575	2,491
Excess tax benefit from share-based compensation	(612)	(106)
Non-cash compensation expense	8,571	9,571
(Gain) loss on non-monetary asset exchange	(458)	4,868
(Recoveries of) provision for bad debt expense	(158)	9,311
Provision for write-off of note receivable	1,926	—
(Gain) loss on the disposal of assets	(94)	7,637
Other	2,288	1,412
Changes in operating assets and liabilities:
Accounts receivable	(109,824)	173,370
Inventory	5,606	1,666
Prepaid expense and other current assets	(2,935)	14,536
Accounts payable	17,480	(33,702)
Income taxes	50,410	(27,672)
Restricted cash	(17,000)	—
Accrued liabilities and other	27,130	(4,754)

Net cash provided by operating activities	171,440	270,063

Investing activities:
Additions to property, plant and equipment	(89,855)	(29,094)
Acquisitions	(21,332)	—
Proceeds from disposal of capital assets	4,436	20,155

Net cash used in investing activities	(106,751)	(8,939)

Financing activities:
Issuances of long-term debt	—	3,204
Repayments of long-term debt	(141)	(200,454)
Repayment of notes payable	(1,069)	(6,241)
Proceeds from issuances of common stock	3,106	197
Purchase of treasury shares	(1,418)	(126)
Excess tax benefit from share-based compensation	612	106

Net cash provided by (used in) financing activities	1,090	(203,314)

Effect of exchange rate changes on cash	126	(167)

Change in cash and cash equivalents	65,905	57,643
Cash and cash equivalents, beginning of period	77,360	18,500

Cash and cash equivalents, end of period	$143,265	$76,143

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$28,489	$26,744
Cash paid (refund received) for income taxes	$(29,033)	$(17,064)
Note issued to finance insurance premiums	$—	$7,960
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2010 and the statements of operations and the statements of comprehensive income for the quarters and nine-month periods ended September 30, 2010 and 2009, as well as the statement of stockholders’ equity for the nine months ended September 30, 2010 and the statements of cash flows for the nine months ended September 30, 2010 and 2009. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 19, 2010. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
2. Business combinations:
     On May 11, 2010, we acquired certain assets of a provider of gas lift services based in Oklahoma City, Oklahoma for $1,365 in cash, subject to an additional $75 holdback. We recorded goodwill totaling $1,017 in conjunction with this acquisition which has been allocated entirely to the completion and production services business segment. We believe this acquisition supplements our plunger lift service offering for the completion and production services business segment.
     On September 3, 2010, we completed the purchase of assets associated with the well service and fluid handling operations of DHW Well Service, Inc, a well service and fluid handling service provider based in Carrizo Springs, Texas. The total purchase price for the assets was $19,967, subject to an additional $1,000 holdback, and included goodwill of $4,911, all of which was allocated to the completion and production services business segment. We believe this acquisition enhances our position in the Eagle Ford Shale in south Texas.
     We accounted for each of these acquisitions using the purchase method of accounting, whereby the purchase price was allocated to the fair value of net assets acquired, including intangibles and property, plant and equipment at depreciated replacement costs, with the excess recorded as goodwill. Results for these acquired businesses were included in our accounts and results of operations since the date of acquisition. The following table summarizes our preliminary purchase price allocations for these acquisitions as of September 30, 2010:

Net assets acquired:
Property, plant and equipment	$15,538
Inventory	322
Accrued liabilities	(956)
Intangible assets	500
Goodwill	5,928

Net assets acquired	$21,332

Consideration:
Cash, net of cash and cash equivalents acquired	$21,332

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
3. Accounts receivable:

	September 30,	December 31,
	2010	2009
Trade accounts receivable	$215,229	$155,871
Related party receivables	26,156	6,593
Unbilled revenue	45,380	19,409
Other receivables	961	1,975

	287,726	183,848
Allowance for doubtful accounts	6,246	12,564

	$281,480	$171,284

     Of the related party receivables at September 30, 2010 and December 31, 2009, $24,609 and $5,968, respectively, related to amounts due from a company for which one of our directors has an ownership interest and serves as chief executive officer and chairman of the board.
4. Inventory:

	September 30,	December 31,
	2010	2009
Finished goods	$21,100	$23,435
Manufacturing parts, materials and other	13,046	14,486
Work in process	465	431

	34,611	38,352
Inventory reserves	2,510	888

	$32,101	$37,464

5. Property, plant and equipment:

		Accumulated
September 30, 2010	Cost	Depreciation	Net Book Value
Land	$9,963	$—	$9,963
Buildings	30,963	4,034	26,929
Field equipment	1,352,426	601,081	751,345
Vehicles	128,877	63,784	65,093
Office furniture and computers	17,427	10,858	6,569
Leasehold improvements	25,760	6,299	19,461
Construction in progress	33,947	—	33,947

	$1,599,363	$686,056	$913,307

		Accumulated
December 31, 2009	Cost	Depreciation	Net Book Value
Land	$8,884	$—	$8,884
Buildings	30,200	3,168	27,032
Field equipment	1,293,292	497,632	795,660
Vehicles	126,256	55,035	71,221
Office furniture and computers	17,087	9,108	7,979
Leasehold improvements	25,006	4,771	20,235
Construction in progress	10,122	—	10,122

	$1,510,847	$569,714	$941,133

     Construction in progress at September 30, 2010 and December 31, 2009 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and nine months ended September 30, 2010, we recorded capitalized interest of $583 and $773, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
6. Long-term notes receivable:
     On October 31, 2006, we completed the sale of a disposal group which included certain manufacturing and production enhancement product operations of a subsidiary located in Alberta, Canada, as well as operations in south Texas. We sold this disposal group to an oilfield service company located in Calgary, Alberta, Canada. In conjunction with this asset disposal, the buyer issued a note to us for $2,000 denominated in Canadian dollars. During the second quarter of 2010, we were notified that the buyer was in default on a term loan and security agreement which was senior to our note. Therefore, management recorded a provision of $1,926 for bad debt associated with this note during June 2010, but we will continue to pursue our interest in this note to the extent a portion may be recoverable in a future period.
7. Notes payable:
     We entered into a note arrangement to finance certain of our annual insurance premiums for the policy term from December 1, 2007 to April 30, 2009. Effective May 1, 2009, we renewed our insurance policies and entered into a similar financing arrangement for the twelve-month policy term which extended through April 2010. Concurrently, we renewed our workers’ compensation, general liability and auto insurance policies through our insurance broker for the same policy term. Our accounting policy has been to record a prepaid asset associated with certain of these policies which is amortized over the term and which takes into account actual premium payments and deposits made to date, to record an accrued liability for premiums which are contractually committed for the policy term and to make monthly premium payments in accordance with our premium commitments and monthly note payments for amounts financed. Effective May 1, 2010, we renewed our annual insurance premiums for the policy term May 1, 2010 through April 30, 2011, but chose to prepay our premiums which had been financed through a note arrangement in prior renewals. As a result, we recorded a prepaid asset of $4,267 in May 2010 associated with these renewals. We will continue to make monthly premium payments through our broker for our workers’ compensation, general liability and auto insurance policies during this twelve-month policy term.

8. Long-term debt:
     The following table summarizes long-term debt as of September 30, 2010 and December 31, 2009:

	2010	2009
U.S. revolving credit facility (a)	$—	$—
Canadian revolving credit facility (a)	—	—
8.0% senior notes (b)	650,000	650,000
Capital leases and other	89	230

	650,089	650,230
Less: current maturities of long-term debt and capital leases	89	228

	$650,000	$650,002

(a)	We maintain a senior secured facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions. On October 13, 2009, we entered into the Third Amendment (the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of our existing credit facility to an asset-based facility subject to borrowing base restrictions. In connection with the Third Amendment, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender under the Amended Credit Agreement. The Amended Credit Agreement provides for a U.S. revolving credit facility of up to $225,000 that matures in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that matures in December 2011. The Amended Credit Agreement includes a provision for a “commitment increase”, as defined therein, which permits us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of September 30, 2010 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50,000. If we had been subject to the fixed charge coverage ratio covenant at September 30, 2010, we would have been in compliance. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.

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

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of September 30, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $26,381, which reduced the available borrowing capacity as of September 30, 2010. We incurred fees related to our letters of credit as of September 30, 2010 at 4.0% per annum. For the nine months ended September 30, 2010, fees related to our letters of credit were calculated using a 360-day provision, at 4.1% per annum. The availability of the U.S. and Canadian revolving credit facilities is determined by our borrowing base less any borrowings and letters of credit outstanding. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at September 30, 2010 was $183,898 and $6,965, respectively.

The primary purpose of our letters of credit is to secure potential future claim liability which may be incurred by our insurance providers. During the quarter ended September 30, 2010, we negotiated a reduction in our letter of credit requirements of $5,569. In addition, we placed $17,000 in escrow as a compensating balance, effectively cash collateralizing a portion of our letters of credit, in order to better utilize excess cash and reduce interest expense. This compensating balance has been recorded as a long-term asset called “Restricted Cash” on the accompanying consolidated balance sheet at September 30, 2010.

We incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of September 30, 2010.

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

9. Stockholders’ equity:
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
     Effective January 29, 2010, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 790,396 shares of non-vested restricted stock on January 29, 2010 at a grant price of $12.53 per share. We expect to recognize compensation expense associated with these grants of non-vested restricted stock totaling $9,904. Subsequent to the annual grant on January 29, 2010, we have granted an additional 18,700 shares of non-vested restricted stock at an average price of $16.45 and expect to recognize compensation expense of $308 associated with these grants ratably over the three-year vesting periods.
     On January 29, 2010, we granted 510,300 stock options to purchase shares of our common stock at an exercise price of $12.53 per share. We will recognize compensation expense associated with these stock option grants ratably over the three-year vesting period. The fair value of the stock options granted during the nine months ended September 30, 2010 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended
September 30,
2010
Assumptions:
Risk-free rate	1.38% to 2.34%
Expected term (in years)	3.7 to 5.1
Volatility	50.4%
Calculated fair value per option	$4.83 to $5.81
     We calculated an average volatility factor for our common stock for the three-year period just prior to the grant date of the award. This volatility calculation was used to compute the fair market value of stock option grants made during the nine months ended September 30, 2010.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,635 over the vesting period of these 2010 stock option grants. For the quarter and nine months ended September 30, 2010, we have recognized expense related to these stock option grants totaling $220 and $588, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and nine months ended September 30, 2010 was a decrease of $134 and $359, respectively, with a $0.01 reduction in earnings per share for the quarter and nine months ended September 30, 2010. The unrecognized compensation costs related to the non-vested portion of these awards was $2,047 as of September 30, 2010 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended September 30, 2010 and 2009, we recognized compensation expense associated with all stock option awards totaling $488 and $869, respectively, resulting in a decrease in net income of $298 and an increase in net loss of $579, respectively. The impact of this compensation expense on earnings per share was a $0.01 reduction in earnings per share for the quarter ended September 30, 2010 and a $0.01 increase in loss per share for the quarter ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recognized compensation expense associated with all stock option awards totaling $1,831 and $3,259, respectively, resulting in a decrease in net income of $1,118 and an increase in net loss of $2,210, respectively. This resulted in a $0.02 reduction in earnings per share for the nine months ended September 30, 2010 and a $0.03 reduction in earnings per share for the nine months ended September 30, 2009. Total unrecognized compensation expense associated with outstanding stock option awards at September 30, 2010 was $2,837 or $1,733, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2009 to September 30, 2010 and a summary of stock options outstanding by exercise price range at September 30, 2010:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2009	3,383,620	$13.09
Granted	510,300	$12.53
Exercised	(336,747)	$9.23
Cancelled	(151,805)	$18.41

Balance at September 30, 2010	3,405,368	$13.15

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	September 30,	Remaining	Exercise	September 30,	Remaining	Exercise
Range of Exercise Prices	2010	Life (months)	Price	2010	Life (months)	Price
$5.00	68,500	32	$5.00	68,500	32	$5.00
$6.41 – $8.16	1,409,932	81	$6.54	814,979	67	$6.62
$11.66 – $12.53	582,836	32	$12.42	72,536	60	$11.66
$15.90	296,267	88	$15.90	197,511	76	$15.90
$17.60 – $19.87	554,089	76	$19.83	554,088	76	$19.83
$22.55 – $24.07	397,244	67	$23.96	397,244	67	$23.96
$26.26 – $27.11	45,000	80	$26.35	45,000	80	$26.35
$29.88	40,000	92	$29.88	26,667	92	$29.88
$34.19	11,500	93	$34.19	7,667	93	$34.19

	3,405,368	70	$13.15	2,184,192	69	$14.87

     The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2010 was $842 and $2,914, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at September 30, 2010 was $12,329. Assuming all stock options outstanding at September 30, 2010 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $20,558.
(b) Non-vested Restricted Stock:
     We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At September 30, 2010, amounts not yet recognized related to non-vested restricted stock totaled $12,201, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $2,379 related to grants during the nine months ended September 30, 2010. We recognized compensation expense associated with non-vested restricted stock totaling $2,428 and $1,998 for the quarters ended September 30, 2010 and 2009, respectively, and $6,740 and $6,312 for the nine months ended September 30, 2010 and 2009, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2009 to September 30, 2010:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2009	1,635,565	$10.27
Granted	809,096	$12.62
Vested	(678,290)	$10.88
Forfeited	(91,992)	$10.89

Balance at September 30, 2010	1,674,379	$11.12

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we purchased the following shares of our common stock during the nine months ended September 30, 2010:

	Shares	Average Price	Extended
Period	Purchased	Paid per Share	Amount
January 1 – 31, 2010	109,360	$12.53	$1,370
March 1 – 31, 2010	902	14.06	13
April 1 – 30, 2010	426	11.84	5
May 1 – 31, 2010	1,260	14.48	18
June 1– 30, 2010	355	14.83	4
July 1 – 31, 2010	591	14.38	8

	112,894		$1,418

10. Earnings per share:
     We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share. The following table reconciles basic and diluted weighted average shares used in the computation of earnings (loss) per share for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average basic common shares outstanding	76,130	75,200	75,957	75,045
Effect of dilutive securities:
Employee stock options	751	—	628	—
Non-vested restricted stock	914	—	812	—

Weighted average diluted common and potential common shares outstanding	77,795	75,200	77,397	75,045

     For the quarter and nine months ended September 30, 2009, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters and nine months ended September 30, 2010 and 2009. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 47,890 shares and 1,253,920 shares for the quarters ended September 30, 2010 and 2009, respectively, and 257,781 shares and 3,060,105 shares for the nine months ended September 30, 2010 and 2009, respectively.
11. Segment information:
     We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the U.S. GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. Adjusted EBITDA calculated by us may not be comparable to the calculation of EBITDA as defined and used under our credit facilities (see Note 7, Long-term debt in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the calculation of EBITDA under our existing credit facility, as amended). See also the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of September 30, 2010. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended September 30, 2010
Revenue from external customers	$361,457	$48,600	$8,552	$—	$418,609
Inter-segment revenues	$33	$(10)	$3,177	$(3,200)	$—
Adjusted EBITDA, as defined	$108,104	$12,936	$1,689	$(9,743)	$112,986
Depreciation and amortization	$39,078	$4,673	$539	$515	$44,805

Operating income (loss)	$69,026	$8,263	$1,150	$(10,258)	$68,181
Capital expenditures	$46,479	$1,036	$116	$330	$47,961

Quarter Ended September 30, 2009
Revenue from external customers	$198,014	$25,415	$6,484	$—	$229,913
Inter-segment revenues	$1,211	$122	$1,295	$(2,628)	$—
Adjusted EBITDA, as defined	$31,396	$(3,757)	$1,791	$(7,025)	$22,405
Depreciation and amortization	$43,744	$5,466	$603	$566	$50,379
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(12,348)	$(45,381)	$1,188	$(7,591)	$(64,132)
Capital expenditures	$3,844	$1,912	$18	$561	$6,335

As of September 30, 2010
Segment assets	$1,380,903	$173,149	$29,470	$107,350	$1,690,872

Nine Months Ended September 30, 2010
Revenue from external customers	$938,205	$124,149	$26,204	$—	$1,088,558
Inter-segment revenues	$225	$231	$4,567	$(5,023)	$—
Adjusted EBITDA, as defined	$250,609	$27,018	$4,501	$(27,893)	$254,235
Depreciation and amortization	$118,641	$13,775	$1,676	$1,504	$135,596

Operating income (loss)	$131,968	$13,243	$2,825	$(29,397)	$118,639
Capital expenditures	$80,194	$8,400	$220	$1,041	$89,855

Nine Months Ended September 30, 2009
Revenue from external customers	$681,981	$85,515	$37,496	$—	$804,992
Inter-segment revenues	$4,460	$734	$3,581	$(8,775)	$—
Adjusted EBITDA, as defined	$129,044	$6,698	$6,427	$(25,569)	$116,600
Depreciation and amortization	$133,393	$16,502	$1,861	$1,714	$153,470
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(4,349)	$(45,962)	$4,566	$(27,283)	$(73,028)
Capital expenditures	$25,267	$3,004	$175	$648	$29,094

As of December 31, 2009
Segment assets	$1,292,199	$172,605	$37,270	$86,780	$1,588,854

     We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment operating income (loss)	$68,181	$(64,132)	$118,639	$(73,028)
Interest expense	14,152	13,987	43,653	42,344
Interest income	(57)	(13)	(200)	(43)
Income taxes	21,056	(26,081)	29,247	(37,136)

Net income (loss)	$33,030	$(52,025)	$45,939	$(78,193)

     The following table summarizes the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2010:

		Drilling	Product
	C&PS	Services	Sales	Total
Balance at December 31, 2009	$235,859	$5,563	$2,401	$243,823
Acquisitions (a)	5,928	—	—	5,928

Balance at September 30, 2010	$241,787	$5,563	$2,401	$249,751

(a)	For a description of our business acquisitions as of September 30, 2010, see Note 2, Business Combinations.
12. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At September 30, 2010, the fair value of these notes was $673,563 based on the published closing price.
     A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the nine months ended September 30, 2010, one customer provided 11.4% of our sales and another customer provided 11.3% of our sales.
     We have entered into contracts with major customers, including the customer that provided 11.4% of our consolidated sales for the nine months ended September 30, 2010, to provide pressure pumping services. These contracts generally extend for up to three years from the date each fleet is placed into service and contain provisions which establish minimum price and utilization requirements and include provisions to account for certain inflationary market changes. We accrue revenue under these contracts as stages are completed, but typically bill our customers at the completion of the well or once per month. Unbilled receivables pursuant to these long-term contracts totaled $6,969 and $632 as of September 30, 2010 and December 31, 2009, respectively.
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
14. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009; (2) unaudited condensed consolidating statements of operations for the quarters and nine months ended September 30, 2010 and 2009 and (3) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009.
Condensed Consolidating Balance Sheet
September 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$132,830	$969	$21,384	$(11,918)	$143,265
Accounts receivable, net	389	250,515	30,576	—	281,480
Inventory, net	—	20,082	12,019	—	32,101
Prepaid expenses	7,561	11,992	1,286	—	20,839
Income tax receivable	(10,448)	13,678	3,585	—	6,815
Current deferred tax assets	908	—	—	—	908
Other current assets	—	163	—	—	163

Total current assets	131,240	297,399	68,850	(11,918)	485,571
Property, plant and equipment, net	4,253	853,523	55,531	—	913,307
Investment in consolidated subsidiaries	847,251	114,301	—	(961,552)	—
Inter-company receivable	559,052	—	642	(559,694)	—
Goodwill	15,531	231,362	2,858	—	249,751
Other long-term assets, net	30,726	9,627	1,890	—	42,243

Total assets	$1,588,053	$1,506,212	$129,771	$(1,533,164)	$1,690,872

Current liabilities
Current maturities of long-term debt	$—	$89	$—	$—	$89
Accounts payable	831	54,226	6,129	(11,918)	49,268
Accrued liabilities	17,418	20,814	4,421	—	42,653
Accrued payroll and payroll burdens	3,364	21,331	2,645	—	27,340
Accrued interest	15,644	3	8	—	15,655
Accrued taxes payable	—	—	589	—	589

Total current liabilities	37,257	96,463	13,792	(11,918)	135,594
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	558,704	990	(559,694)	—
Deferred income taxes	143,728	3,794	688	—	148,210

Total liabilities	830,985	658,961	15,470	(571,612)	933,804
Stockholders’ equity
Total stockholders’ equity	757,068	847,251	114,301	(961,552)	757,068

Total liabilities and stockholders’ equity	$1,588,053	$1,506,212	$129,771	$(1,533,164)	$1,690,872

Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non- guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$64,871	$519	$17,001	$(5,031)	$77,360
Accounts receivable, net	610	143,135	27,539	—	171,284
Inventory, net	—	23,001	14,463	—	37,464
Prepaid expenses	3,897	13,052	994	—	17,943
Income tax receivable	35,404	20,201	2,001	—	57,606
Current deferred tax assets	8,158	—	—	—	8,158
Other current assets	—	111	—	—	111

Total current assets	112,940	200,019	61,998	(5,031)	369,926
Property, plant and equipment, net	4,222	876,304	60,607	—	941,133
Investment in consolidated subsidiaries	755,435	104,974	—	(860,409)	—
Inter-company receivable	607,325	—	—	(607,325)	—
Goodwill	15,531	225,434	2,858	—	243,823
Other long-term assets, net	16,026	13,803	4,143	—	33,972

Total assets	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Current liabilities
Current maturities of long-term debt	$—	$228	$—	$—	$228
Accounts payable	445	30,028	6,303	(5,031)	31,745
Accrued liabilities	14,064	18,257	8,781	—	41,102
Accrued payroll and payroll burdens	388	10,847	2,324	—	13,559
Accrued interest	3,198	—	8	—	3,206
Notes payable	1,068	1	—	—	1,069
Income taxes payable	—	—	813	—	813

Total current liabilities	19,163	59,361	18,229	(5,031)	91,722
Long-term debt	650,000	—	2	—	650,002
Inter-company payable	—	601,947	5,378	(607,325)	—
Deferred income taxes	143,427	3,793	1,020	—	148,240

Total liabilities	812,590	665,101	24,629	(612,356)	889,964
Stockholders’ equity
Total stockholders’ equity	698,889	755,433	104,977	(860,409)	698,890

Total liabilities and stockholders’ equity	$1,511,479	$1,420,534	$129,606	$(1,472,765)	$1,588,854

Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$380,985	$30,804	$(1,732)	$410,057
Product	—	209	8,343	—	8,552

	—	381,194	39,147	(1,732)	418,609
Service expenses	—	235,375	23,844	(1,732)	257,487
Product expenses	—	122	6,224	—	6,346
Selling, general and administrative expenses	9,743	29,492	2,555	—	41,790
Depreciation and amortization	345	41,570	2,890	—	44,805

Income (loss) before interest and taxes	(10,088)	74,635	3,634	—	68,181
Interest expense	14,478	1,188	18	(1,532)	14,152
Interest income	(1,580)	(1)	(8)	1,532	(57)
Equity in earnings of consolidated affiliates	(49,101)	(2,864)	—	51,965	—

Income (loss) before taxes	26,115	76,312	3,624	(51,965)	54,086
Taxes	(6,915)	27,211	760	—	21,056

Net income (loss)	$33,030	$49,101	$2,864	$(51,965)	$33,030

Condensed Consolidated Statement of Operations
Quarter Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$197,004	$28,019	$(1,594)	$223,429
Product	—	(194)	6,678	—	6,484

	—	196,810	34,697	(1,594)	229,913
Service expenses	—	139,093	20,209	(1,594)	157,708
Product expenses	—	224	4,372	—	4,596
Selling, general and administrative expenses	7,030	35,925	2,249	—	45,204
Depreciation and amortization	414	46,884	3,081	—	50,379
Impairment charge	—	36,158	—	—	36,158

Income (loss) before interest and taxes	(7,444)	(61,474)	4,786	—	(64,132)
Interest expense	13,894	1,809	52	(1,768)	13,987
Interest income	(1,777)	(2)	(2)	1,768	(13)
Equity in earnings of consolidated affiliates	47,359	(3,740)	—	(43,619)	—

Income (loss) before taxes	(66,920)	(59,541)	4,736	43,619	(78,106)
Taxes	(14,895)	(12,182)	996	—	(26,081)

Net income (loss)	$(52,025)	$(47,359)	$3,740	$43,619	$(52,025)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$973,389	$94,159	$(5,194)	$1,062,354
Product	—	2,135	24,069	—	26,204

	—	975,524	118,228	(5,194)	1,088,558
Service expenses	—	621,371	71,695	(5,194)	687,872
Product expenses	—	1,654	18,139	—	19,793
Selling, general and administrative expenses	27,893	88,393	10,372	—	126,658
Depreciation and amortization	1,011	125,186	9,399	—	135,596

Income (loss) before interest and taxes	(28,904)	138,920	8,623	—	118,639
Interest expense	43,923	4,627	50	(4,947)	43,653
Interest income	(5,142)	(5)	—	4,947	(200)
Equity in earnings of consolidated affiliates	(90,456)	(7,948)	—	98,404	—

Income (loss) before taxes	22,771	142,246	8,573	(98,404)	75,186
Taxes	(23,168)	51,790	625	—	29,247

Net income (loss)	$45,939	$90,456	$7,948	$(98,404)	$45,939

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$686,237	$85,273	$(4,014)	$767,496
Product	—	13,639	23,857	—	37,496

	—	699,876	109,130	(4,014)	804,992
Service expenses	—	462,332	61,376	(4,014)	519,694
Product expenses	—	12,979	15,604	—	28,583
Selling, general and administrative expenses	25,569	98,888	15,658	—	140,115
Depreciation and amortization	1,190	142,524	9,756	—	153,470
Impairment charge	—	36,158	—	—	36,158

Income (loss) before interest and taxes	(26,759)	(53,005)	6,736	—	(73,028)
Interest expense	42,373	5,243	146	(5,418)	42,344
Interest income	(5,452)	(5)	(4)	5,418	(43)

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Equity in earnings of consolidated affiliates	44,998	(5,778)	—	(39,220)	—

Income (loss) before taxes	(108,678)	(52,465)	6,594	39,220	(115,329)
Taxes	(30,485)	(7,467)	816	—	(37,136)

Net income (loss)	$(78,193)	$(44,998)	$5,778	$39,220	$(78,193)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2010

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$45,939	$90,456	$7,948	$(98,404)	$45,939
Items not affecting cash:
Equity in earnings of consolidated affiliates	(90,456)	(7,948)	—	98,404	—
Depreciation and amortization	1,011	125,186	9,399	—	135,596
Other	12,173	7,316	(451)	—	19,038
Changes in operating assets and liabilities	50,829	(68,475)	(5,242)	(6,245)	(29,133)

Net cash provided by (used in) operating activities	19,496	146,535	11,654	(6,245)	171,440

Investing activities:
Additions to property, plant and equipment	(1,041)	(85,682)	(3,132)	—	(89,855)
Inter-company receipts	48,273	—	—	(48,273)	—
Acquisitions	—	(21,332)	—	—	(21,332)
Proceeds from the disposal of capital assets	—	4,311	125	—	4,436

Net cash provided by (used for) investing activities	47,232	(102,703)	(3,007)	(48,273)	(106,751)

Financing activities:
Repayments of long-term debt	—	(139)	(2)	—	(141)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(43,243)	(4,388)	47,631	—
Proceeds from issuances of common stock	3,106	—	—	—	3,106
Purchase of treasury shares	(1,418)	—	—	—	(1,418)
Other	612	—	—	—	612

Net cash provided by (used in) financing activities	1,231	(43,382)	(4,390)	47,631	1,090
Effect of exchange rate changes on cash	—	—	126	—	126

Change in cash and cash equivalents	67,959	450	4,383	(6,887)	65,905
Cash and cash equivalents, beginning of period	64,871	519	17,001	(5,031)	77,360

Cash and cash equivalents, end of period	$132,830	$969	$21,384	$(11,918)	$143,265

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(78,193)	$(44,998)	$5,778	$39,220	$(78,193)
Items not affecting cash:
Equity in earnings of consolidated affiliates	44,998	(5,778)	—	(39,220)	—
Depreciation and amortization	1,190	142,524	9,756	—	153,470
Impairment charge	—	36,158	—	—	36,158
Other	10,877	20,520	3,787	—	35,184
Changes in operating assets and liabilities, net of effect of acquisitions	65,708	54,019	(4,836)	8,553	123,444

Net cash provided by operating activities	44,580	202,445	14,485	8,553	270,063

			Non-
		Guarantor	guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Investing activities:
Additions to property, plant and equipment	(649)	(25,016)	(3,429)	—	(29,094)
Inter-company receipts	187,949	(502)	—	(187,447)	—
Proceeds from the disposal of capital assets	—	19,860	295	—	20,155

Net cash provided by (used for) investing activities	187,300	(5,658)	(3,134)	(187,447)	(8,939)

Financing activities:
Issuances of long-term debt	1,645	—	1,559	—	3,204
Repayments of long-term debt	(187,638)	(3,759)	(9,057)	—	(200,454)
Repayments of notes payable	(6,241)	—	—	—	(6,241)
Inter-company borrowings	—	(192,501)	5,054	187,447	—
Proceeds from issuances of common stock	197	—	—	—	197
Other	(20)	—	—	—	(20)

Net cash provided by (used in) financing activities	(192,057)	(196,260)	(2,444)	187,447	(203,314)
Effect of exchange rate changes on cash	—	—	(167)	—	(167)

Change in cash and cash equivalents	39,823	527	8,740	8,553	57,643
Cash and cash equivalents, beginning of period	25,399	346	5,078	(12,323)	18,500

Cash and cash equivalents, end of period	$65,222	$873	$13,818	$(3,770)	$76,143

15. Recent accounting pronouncements and authoritative literature:
     In May 2009, the FASB issued a standard regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally, this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for publicly-traded entities to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of September 30, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended September 30, 2010.
     On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010. Certain provisions of this law became effective during the quarter ended September 30, 2010. We have reviewed our health insurance plan provisions with third-party consultants and continue to evaluate our position relative to the changes in the law. We do not believe that the provisions which have taken effect during the quarter will have a significant impact on the operation of our existing health insurance plan. However, future provisions under the law which become effective in subsequent periods may impact our health insurance plan and our overall financial position. We are evaluating these provisions as they become effective and continue to seek guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements. We expect that this legislation will have an impact on our financial position, results of operations and cash flows, but we cannot determine the extent of the impact at this time.
     In July 2010, the FASB issued “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide more information about the credit quality of their financing receivables in financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We do not currently factor our receivables. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010, and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2010 and for the quarters and nine months ended September 30, 2010 and 2009, included elsewhere herein.
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
     Drilling Services. Through our drilling services segment, we provide contract drilling and specialized rig relocation and logistics services.
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
AVERAGE RIG COUNTS

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/10	9/30/09	9/30/10	9/30/09
BHI Rotary Rig Count:
U.S. Land	1,601	936	1,459	1,036
U.S. Offshore	18	34	35	47

Total U.S.	1,619	970	1,494	1,083
Canada	360	186	327	203

Total North America	1,979	1,156	1,821	1,286

Source: BHI (www.BakerHughes.com)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/10	9/30/09	9/30/10	9/30/09
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	1,890	1,620	1,816	1,755
Canada	553	428	479	452

Total North America	2,443	2,048	2,295	2,207

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     We are positive about the outlook for our business in 2010. Despite relatively low natural gas commodity prices, we have experienced an increase in utilization of our assets and more favorable pricing for many of our service lines during 2010 compared to 2009. Although we cannot be certain that these improvements will continue, we believe the sustainability of current oil prices, due to economic indicators of an improved global economy relative to 2009, and the need for our customers to hold recently acquired acreage, will create incentives to maintain, if not expand, activity in oil and liquid-rich fields and emerging basins such as the Bakken Shale in North Dakota, the Eagle Ford Shale in south Texas and the Marcellus Shale in Pennsylvania. Activity levels in the more mature gas markets are less certain and may experience declines due to lower natural gas prices, however we remain optimistic regarding the long-term outlook for natural gas. We continue to believe that growth in oil and gas activity in North America will be largely related to multi-stage, horizontal well completions, and we believe that customers will continue to seek relationships with service providers who offer quality reliable service.
     Our long-term growth strategy has not changed. We seek to maximize our equipment utilization and grow through organic investments in like equipment and by acquiring complementary businesses to expand our service offerings in a current operating area or to extend our geographical footprint into targeted basins. In 2009, we reduced our overall capital investment to $38.5 million, and we did not complete any business acquisitions. For 2010, we expect to spend between $170.0 million and $180.0 million for capital investment, and we invested $21.3 million to acquire two businesses. We continue to evaluate additional business acquisition opportunities.
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
     On May 11, 2010, we acquired certain assets of a provider of gas lift services based in Oklahoma City, Oklahoma for $1.4 million in cash, subject to an additional $0.1 million holdback. We recorded goodwill totaling $1.0 million in conjunction with this acquisition which has been allocated entirely to the completion and production services business segment. We believe this acquisition supplements our plunger lift service offering for the completion and production services business segment.
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
     On September 3, 2010, we completed the purchase of assets associated with a well service and fluid handling service provider based in Carrizo Springs, Texas. The total purchase price for the assets was $19.9 million, subject to an additional $1.0 million holdback, and included goodwill of $4.9 million, all of which was allocated to the completion and production services business segment. We believe this acquisition enhances our position in the Eagle Ford Shale in south Texas.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2010.
Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2010/	2010/
	9/30/10	9/30/09	2009	2009
	(unaudited, in thousands)
Revenue:
Completion and production services	$361,457	$198,014	$163,443	83%
Drilling services	48,600	25,415	23,185	91%
Product sales	8,552	6,484	2,068	32%

Total	$418,609	$229,913	$188,696	82%

Adjusted EBITDA:
Completion and production services	$108,104	$31,396	$76,708	244%
Drilling services	12,936	(3,757)	16,693	444%
Product sales	1,689	1,791	(102)	(6%)
Corporate	(9,743)	(7,025)	(2,718)	(39%)

Total	$112,986	$22,405	$90,581	404%

				Percent
	Nine Months	Nine Months	Change	Change
	Ended	Ended	2010/	2010/
	9/30/10	9/30/09	2009	2009
	(unaudited, in thousands)
Revenue:
Completion and production services	$938,205	$681,981	$256,224	38%
Drilling services	124,149	85,515	38,634	45%
Product sales	26,204	37,496	(11,292)	(30%)

Total	$1,088,558	$804,992	$283,566	35%

Adjusted EBITDA:
Completion and production services	$250,609	$129,044	$121,565	94%
Drilling services	27,018	6,698	20,320	303%
Product sales	4,501	6,427	(1,926)	(30%)
Corporate	(27,893)	(25,569)	(2,324)	(9%)

Total	$254,235	$116,600	$137,635	118%

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

Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the definition of “EBITDA” under our existing credit facilities, as recently amended, see Note 7, Long-term debt in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2009. The following table reconciles Adjusted EBITDA for the quarters and nine-month periods ended September 30, 2010 and 2009 to the most comparable U.S. GAAP measure, operating income (loss).
Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended September 30, 2010
Adjusted EBITDA, as defined	$108,104	$12,936	$1,689	$(9,743)	$112,986
Depreciation and amortization	$39,078	$4,673	$539	$515	$44,805

Operating income (loss)	$69,026	$8,263	$1,150	$(10,258)	$68,181

Quarter Ended September 30, 2009
Adjusted EBITDA, as defined	$31,396	$(3,757)	$1,791	$(7,025)	$22,405
Depreciation and amortization	$43,744	$5,466	$603	$566	$50,379
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(12,348)	$(45,381)	$1,188	$(7,591)	$(64,132)

Nine Months Ended September 30, 2010
Adjusted EBITDA, as defined	$250,609	$27,018	$4,501	$(27,893)	$254,235
Depreciation and amortization	$118,641	$13,775	$1,676	$1,504	$135,596

Operating income (loss)	$131,968	$13,243	$2,825	$(29,397)	$118,639

Nine Months Ended September 30, 2009
Adjusted EBITDA, as defined	$129,044	$6,698	$6,427	$(25,569)	$116,600
Depreciation and amortization	$133,393	$16,502	$1,861	$1,714	$153,470
Impairment charge	$—	$36,158	$—	$—	$36,158

Operating income (loss)	$(4,349)	$(45,962)	$4,566	$(27,283)	$(73,028)

     We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment operating income (loss)	$68,181	$(64,132)	$118,639	$(73,028)
Interest expense	14,152	13,987	43,653	42,344
Interest income	(57)	(13)	(200)	(43)
Income taxes	21,056	(26,081)	29,247	(37,136)

Net income (loss)	$33,030	$(52,025)	$45,939	$(78,193)

     Below is a discussion of our operating results by segment for these periods.

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009 (Unaudited)
     Revenue
     Revenue for the quarter ended September 30, 2010 increased by $188.7 million, or 82%, to $418.6 million from $229.9 million for the same period in 2009. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $163.4 million, or 83%, for the third quarter of 2010 primarily due to a substantial increase in investment by our customers in oil and gas exploration and development activities resulting in higher utilization of our equipment. Activity levels and pricing in some service lines and select geographic areas began to improve during the latter part of the fourth quarter of 2009 and continued improving throughout the nine months ended September 30, 2010. The segment continued to benefit from increased horizontal drilling and completion related activity within resource plays and also benefitted from the deployment of approximately 40,000 hydraulic horse power of new pressure pumping equipment into the Eagle Ford and Bakken shales during the latter part of the third quarter of 2010.

•	Drilling Services. Segment revenue increased $23.2 million, or 91%, for the third quarter of 2010 primarily due to improved utilization and pricing in our rig relocation and contract drilling businesses. The drilling services segment continues to benefit from long rig moves as customers reposition assets into emerging markets such as the Bakken and Eagle Ford Shales.

•	Product Sales. Segment revenue increased $2.1 million, or 32%, for the third quarter of 2010 due to an increase in product sales from our Asian operations and an improvement in third-party sales at our fabrication and repair business in Texas over the third quarter of 2009.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $101.5 million, or 63%, to $263.8 million for the quarter ended September 30, 2010 from $162.3 million for the quarter ended September 30, 2009. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended September 30, 2010 and 2009:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
	9/30/10	9/30/09	Change
Segment:
Completion and production services	62%	69%	(7%)
Drilling services	69%	83%	(14%)
Product sales	74%	71%	3%
Total	63%	71%	(8%)
     Service and product expenses as a percentage of revenue decreased for the quarter ended September 30, 2010 compared to the same period in 2009 primarily due to increased asset utilization and pricing improvements. Service and product expenses as a percentage of revenue for the completion and production and drilling services business segments decreased when comparing the quarter ended September 30, 2010 to the same period in 2009 due to an increase in overall oilfield activity, pricing and service mix, particularly a shift to historically higher-margin service lines. Service and product expenses as a percentage of revenue for the products segments increased 3% for the quarter ended September 30, 2010 compared to the quarter ended September 2009 primarily due to changes in product mix. Our products business is generally project-specific and margins can fluctuate between periods depending upon the type of products sold and repair work being performed.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses decreased $3.4 million, or 8%, for the quarter ended September 30, 2010 to $41.8 million from $45.2 million during the quarter ended September 30, 2009. The results for 2009 include charges for bad debt associated with specifically-identified uncollectible accounts, losses on the retirement of fixed assets and inventory adjustments. Excluding these items, selling, general and administrative expenses increased in 2010 compared to 2009 due to an increase in payroll costs associated with increased headcount and an increase in incentive compensation based upon earnings. As a percentage of revenues, selling, general and administrative expense was 10% and 20% for the quarters ended September 30, 2010 and 2009, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense decreased $5.6 million, or 11%, to $44.8 million for the quarter ended September 30, 2010 from $50.4 million for the quarter ended September 30, 2009. The decrease in depreciation and amortization expense was attributable to the normal run-off of depreciation associated with existing assets while relatively few assets have been placed in service during the current year. In addition, there were significant asset retirements in 2009 including an impairment of our drilling rigs totaling $36.2 million as of September 30, 2009 and an impairment charge in late 2009 related to certain intangible assets acquired in 2008. As a percentage of revenue, depreciation and amortization was 11% and 22% for the quarters ended September 30, 2010 and 2009, respectively.
     Impairment loss
     We recorded an impairment charge related to our contract drilling business of $36.2 million in the third quarter of 2009 after determining that the carrying value of certain of these drilling rigs exceeded the undiscounted cash flows associated with these assets and the fair market value estimates for these assets.
     Taxes
     We recorded a provision of $21.1 million for the quarter ended September 30, 2010 at an effective rate of approximately 39% and a tax benefit of $26.1 million for the quarter ended September 30, 2009 at an effective rate of approximately 33%. The increase in the effective tax rate was primarily due to an increase in pre-tax earnings in various tax jurisdictions resulting in higher state income taxes, a decrease in benefit from the foreign tax rate differential and the impact of non-deductible items.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009 (Unaudited)
     Revenue
     Revenue for the nine months ended September 30, 2010 increased by $283.6 million, or 35%, to $1,088.6 million from $805.0 million for the nine months ended September 30, 2009. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $256.2 million, or 38%, for the nine months ended September 30, 2010 primarily due to an increase in demand for our services and an overall increase in activity levels for the oil and gas industry during 2010 compared to 2009, resulting in higher utilization of our equipment. Activity levels and pricing in some service lines and select geographic areas began to improve during the latter part of the fourth quarter of 2009 and continued improving throughout the nine months ended September 30, 2010. The segment continued to benefit from increased horizontal drilling and completion related activity within resource plays and also benefitted from the deployment of approximately 40,000 hydraulic horse power of new pressure pumping equipment into the Eagle Ford and Bakken shales during the latter part of the third quarter of 2010.

•	Drilling Services. Segment revenue increased $38.6 million, or 45%, for the nine months ended September 30, 2010 primarily due to improved utilization and pricing in our rig relocation and contract drilling businesses. The drilling services segment benefitted from long rig moves as customers repositioned assets into emerging markets such as the Bakken and Eagle Ford shales.

•	Product Sales. Segment revenue decreased $11.3 million, or 30%, for the nine months ended September 30, 2010 due primarily to lower third-party sales at our repair and fabrication shop in north Texas as several large projects were completed during the first quarter of 2009, partially offset by a slight improvement in our Southeast Asian business during the nine months ended September 30, 2010 compared to the same period in 2009.
     Service and Product Expenses
     Service and product expenses increased $159.4 million, or 29%, to $707.7 million for the nine months ended September 30, 2010 from $548.3 million for the nine months ended September 30, 2009. The following table summarizes service and product expenses as a percentage of revenues for the nine months ended September, 2010 and 2009:
Service and Product Expenses as a Percentage of Revenue

	Nine Months Ended
	9/30/10	9/30/09	Change
Segment:
Completion and production services	64%	67%	(3%)
Drilling services	71%	74%	(3%)
Product sales	76%	76%	(0%)
Total	65%	68%	(3%)
     Service and product expenses as a percentage of revenue decreased 3% for the nine months ended September 30, 2010 compared to the same period in 2009. Margins by business segment were primarily impacted by utilization and pricing.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment decreased when comparing the nine months ended September 30, 2010 to the same period in 2009. The year-over-year favorable margin improvement was attributable to an increase in overall oilfield activity, improved pricing and service mix, with an increase in sales for historically higher-margin offerings, partially offset by some inflationary factors including higher labor costs.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment decreased 3% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased asset utilization and improved pricing.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments remained consistent for the nine months ended September 30, 2010 compared to the same period in 2009.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $13.4 million, or 10% to $126.7 million, for the nine months ended September 30, 2010 compared to $140.1 million for the same period in 2009. The results for 2009 include charges for bad debt associated with specifically-identified uncollectible accounts, losses on the retirement of fixed assets and inventory adjustments. In addition, we recorded a loss on the non-monetary exchange of certain assets in Canada during the first quarter of 2009 which totaled $4.9 million. The overall decrease in selling, general and administrative expense in 2010 was partially offset by higher earnings-based incentive compensation, as well as higher insurance costs and the write-off of a $1.9 million note receivable in Canada. Excluding the impact of the non-monetary asset exchange in 2009, as a percentage of revenues, selling, general and administrative expense was 12% and 17% for the nine months ended September 30, 2010 and 2009, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense decreased $17.9 million, or 12%, to $135.6 million for the nine months ended September 30, 2010 from $153.5 million for the nine months ended September 30, 2009. The decrease in depreciation and amortization expense was attributable to the normal run-off of depreciation associated with existing assets while relatively few assets have been placed in service during the current year. In addition, there were significant asset retirements in 2009 including an impairment of our drilling rigs totaling $36.2 million as of September 30, 2009, sale-leaseback transactions associated with our small vehicle fleet and a facility in Wyoming and an impairment charge in late 2009 related to certain intangible assets acquired in 2008. As a percentage of revenue, depreciation and amortization expense decreased to 12% from 19% for the nine months ended September 30, 2010 and 2009, respectively.
     Impairment loss
     We recorded an impairment charge related to our contract drilling business of $36.2 million in the third quarter of 2009 after determining that the carrying value of certain of these drilling rigs exceeded the undiscounted cash flows associated with these assets and the fair market value estimates for these assets.
     Interest Expense
     Interest expense increased $1.4 million, or 3%, to $43.7 million for the nine months ended September 30, 2010 from $42.3 million for the nine months ended September 30, 2009. The increase in interest expense was primarily attributable to higher costs associated with our credit facility, which was amended during the fourth quarter of 2009. The weighted-average interest rate of borrowings outstanding at September 30, 2010 and 2009 was 8.0%.
     Taxes
     We recorded a tax provision of $29.2 million for the nine months ended September 30, 2010 at an effective rate of approximately 39% and a tax benefit of $37.1 million for the nine months ended September 30, 2009 at an effective rate of 32%. The lower effective rate for the nine months ended September 30, 2009 was due to our foreign tax rate differential, the impact of state and provincial tax expense relative to our operating loss and certain non-deductible items for the years in which losses occurred.
Liquidity and Capital Resources
     As of September 30, 2010, we had working capital, net of cash, of $206.7 million and cash and cash equivalents of $143.3 million, compared to working capital, net of cash, of $200.8 million and cash and cash equivalents of $77.4 million at December 31, 2009. This increase in working capital was primarily due to an increase in accounts receivable, associated with favorable operational results, partially offset by an increase in accrued expenses including interest expense associated with the semi-annual payments on our senior notes. Cash increased primarily due to favorable operating results for the first nine months of 2010.
     Our total outstanding debt was $650.1 million at September 30, 2010, and we have no significant debt maturities until 2016. We had no borrowings and $26.4 million in committed letters of credit outstanding under our revolving credit facility. We are not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and have no exposure to commercial paper or auction rate securities markets.
     We anticipate that our cash generated from operations and our current cash balance will be sufficient to fund the majority of our cash requirements for the next twelve months, however borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings may also be used to fund future acquisitions or satisfy our other liquidity needs. We believe that funds from these sources will be sufficient to meet both our short-term working capital requirements and our long-term capital requirements.
     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash flows provided by (used in):
Operating activities	$171,440	$270,063
Investing activities	(106,751)	(8,939)
Financing activities	1,090	(203,314)
     Net cash provided by operating activities decreased by $98.6 million for the nine months ended September 30, 2010 compared to the same period in 2009. Operating cash flows for 2009 were positively impacted by an increase in cash receipts, as overall oilfield activity levels declined and receivables were collected. During the first nine months of 2010, and in the quarter ended September 30, 2010 in particular, cash receipts activity has remained favorable, but an increase in sales has resulted in an increase in outstanding receivables at September 30, 2010. Partially offsetting this decrease in operating cash flows associated with trade receivables was the receipt of a $43.7 million tax refund in April 2010.
     Net cash used in investing activities increased by $97.8 million for the nine months ended September 30, 2010 compared to the same period in 2009. This increase was the result of our investment in capital equipment and business acquisitions which totaled $89.9 million and $21.3 million, respectively, for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, our investment in capital equipment was approx. $29.1 million, partially offset by proceeds from the retirement of fixed assets, with no business acquisitions.
     Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2010 compared to net cash used for financing activities of $203.3 million for the same period in 2009. In the first nine months of 2009, we repaid $197.2 million of net borrowings under our debt facilities. No borrowings or repayments were made under these debt facilities for the first nine months of 2010. Our long-term debt, including current maturities, was $650.1 million as of September 30, 2010 and $650.2 million as of December 31, 2009.
Dividends
     We did not pay dividends on our $0.01 par value common stock during the nine months ended September 30, 2010 or during the years ended December 31, 2009, 2008 and 2007. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.

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
     We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of September 30, 2010 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50 million. If we were subject to the fixed charge coverage ratio covenant, we would have been in compliance as of September 30, 2010. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2009.

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
     There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of or during the nine months ended September 30, 2010. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $26.4 million, which reduced the available borrowing capacity as of September 30, 2010. We incurred fees related to our letters of credit as of September 30, 2010 at 4.0% per annum. For the nine months ended September 30, 2010, fees related to our letters of credit were calculated using a 360-day provision, at 4.1% per annum. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at September 30, 2010 was $183.9 million and $7.0 million respectively.
     The primary purpose of our letters of credit is to secure potential future claim liability which may be incurred by our insurance providers. During the quarter ended September 30, 2010, we negotiated a reduction in our letter of credit requirements of $5.6 million. In addition, we placed $17.0 million in escrow as a compensating balance, effectively cash collateralizing a portion of our letters of credit, in order to better utilize excess cash and reduce interest expense. This compensating balance has been recorded as a long-term asset called “Restricted Cash” on the accompanying consolidated balance sheet at September 30, 2010.
     We incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of September 30, 2010.
Outstanding Debt and Commitments
     Our long-term debt and lease obligations have not changed materially since December 31, 2009, however we have entered into agreements to purchase certain equipment for use in our business during the first nine months of 2010 which exceed $31.0 million. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.
     We entered into an agreement in October 2010 to purchase two saltwater disposal wells for approximately $11.0 million in cash in the Rocky Mountain Region. However, this acquisition has not funded as of October 28, 2010, and remains subject to finalization.
     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our amended revolving credit facility for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In May 2009, the Financial Accounting Standards Board “FASB” issued a standard regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after a balance sheet date in its financial statements and the necessary disclosures related to these events. Specifically, the entity should recognize subsequent events that provide evidence about conditions that existed at the balance sheet date, including significant estimates used to prepare financial statements. Originally, this standard required entities to disclose the date through which subsequent events had been evaluated and whether that date was the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this accounting standard effective June 30, 2009 and applied its provisions prospectively. In February 2010, the FASB modified this standard to eliminate the requirement for publicly-traded entities to disclose the date through which subsequent events have been evaluated. Therefore, we omitted the disclosure in this Quarterly Report on Form 10-Q as of September 30, 2010.
     In January 2010, the FASB issued “Fair Value Measurements and Disclosure (Topic 820)” which clarified the disclosure requirements of existing U.S. GAAP related to fair value measurements. This standard requires additional disclosures about recurring and non-recurring fair value measurements as follows: (1) for transfers in and out of Level 1 and Level 2 fair value measurements, as those terms are currently defined in existing authoritative literature, a reporting entity is required to disclose the amount of the movement between levels and an explanation for the movement; (2) for activity at Level 3, primarily fair value measurements based on unobservable inputs, a reporting entity is required to present separately information about purchases, sales, issuances and settlements, as opposed to presenting such transactions on a net basis; (3) in the event of a disaggregation, a reporting entity is required to provide fair value measurement disclosure for each class of assets and liabilities; and (4) a reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for items that fall in either Level 2 or Level 3. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements for which disclosure becomes effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This standard did not impact our financial position, results of operations and cash flows as of and for the quarter ended September 30, 2010.
     On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010. Certain provisions of this law became effective during the quarter ended September 30, 2010. We have reviewed our health insurance plan provisions with third-party consultants and continue to evaluate our position relative to the changes in the law. We do not believe that the provisions which have taken effect during the quarter will have a significant impact on the operation of our existing health insurance plan. However, future provisions under the law which become effective in subsequent periods may impact our health insurance plan and our overall financial position. We are evaluating these provisions as they become effective and continue to seek guidance from the FASB and SEC related to the implications of this new legislation on accounting and disclosure requirements. We expect that this legislation will have an impact on our financial position, results of operations and cash flows, but we cannot determine the extent of the impact at this time.
     In July 2010, the FASB issued “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide more information about the credit quality of their financing receivables in financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We do not currently factor our receivables. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010, and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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
     For the nine months ended September 30, 2010, approximately 5% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the nine months ended September 30, 2010 by approximately $0.5 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the statement of operations. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the nine months ended September 30, 2010 by approximately $0.4 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.
     In 2010, our management approved a plan to implement new accounting software which will replace our existing accounting systems at several of our operating divisions in a phased approach, whereby two divisions will convert during the fourth quarter of 2010 and two divisions will convert effective January 1, 2011. In addition, we are implementing a new chart of accounts which is being adopted as these divisions convert to the new software. Although we believe the new software, once implemented, will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change, we will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective during and after each step of this implementation process.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such purchases for the quarter ended September 30, 2010 are summarized in the following table:

(d)
Maximum
Number (or
Approximate
			(c) Total	Dollar
			number of	Value) of
			Shares	shares
			Purchased	that May
		(b)	as Part of	Yet Be
		Average	Publicly	Purchased
	(a) Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2010	591	$14.38	*	*

*	We do not have a publicly announced stock repurchase program. We had 1,674,379 shares of non-vested restricted stock outstanding at September 30, 2010. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

October 28, 2010	By:	/s/ Jose A. Bayardo
Date		Jose A. Bayardo
Sr. Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1**	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	—	Complete Production Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2010, and September 30, 2009, (iii) the Consolidated Stockholders’ Equity for the nine months ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010, and September 30, 2009, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith.

**	Furnished herewith.