Form 10-Q
period 2011-03-31
Complete Production Services, Inc.
filed 2011-05-02
CIK 1340041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of April 26, 2011: 78,925,425.

INDEX TO FINANCIAL STATEMENTS
Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPLETE PRODUCTION SERVICES, INC.
Consolidated Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010

	2011	2010
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$144,011	$126,681
Accounts receivable, net	390,890	345,648
Inventory, net	34,309	33,536
Prepaid expenses	21,288	18,700
Income tax receivable	26,495	23,462
Current deferred tax assets	2,835	2,499
Other current assets	42	1,384

Total current assets	619,870	551,910
Property, plant and equipment, net	958,757	956,028
Intangible assets, net of accumulated amortization of $22,803 and $21,293, respectively	7,753	9,209
Deferred financing costs, net of accumulated amortization of $10,080 and $9,316, respectively	8,931	9,694
Goodwill	250,563	250,533
Restricted cash	17,000	17,000
Other long-term assets	7,803	6,202

Total assets	$1,870,677	$1,800,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,909	$75,099
Accrued liabilities	42,698	44,291
Accrued payroll and payroll burdens	24,096	26,568
Accrued interest	15,424	2,446
Income taxes payable	1,595	—

Total current liabilities	147,722	148,404
Long-term debt	650,000	650,000
Other long-term liabilities	6,035	5,916
Deferred income taxes	211,219	190,422

Total liabilities	1,014,976	994,742
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 77,552,438 (2010 — 76,443,926) issued and outstanding	776	764
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	672,572	657,993
Retained earnings	165,099	126,165
Treasury stock, 368,651 (2010 —167,643) shares at cost	(7,280)	(1,765)
Accumulated other comprehensive income	24,534	22,677

Total stockholders’ equity	855,701	805,834

Total liabilities and stockholders’ equity	$1,870,677	$1,800,576

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Operations
Quarters Ended March 31, 2011 and 2010 (unaudited)

	Quarters Ended
	March 31,
	2011	2010
	(In thousands, except per share
	data)
Revenue:
Service	$487,239	$301,392
Product	7,978	8,312

	495,217	309,704
Service expenses	314,522	206,820
Product expenses	5,953	6,124
Selling, general and administrative expenses	49,351	40,852
Depreciation and amortization	49,148	45,319

Income before interest and taxes	76,243	10,589
Interest expense	14,143	14,741
Interest income	(95)	(48)

Income (loss) before taxes	62,195	(4,104)
Taxes	23,261	(1,342)

Net income (loss)	$38,934	$(2,762)

Earnings (loss) per share information:
Basic income (loss) per share	$0.51	$(0.04)

Diluted income (loss) per share	$0.50	$(0.04)

Weighted average shares:
Basic	76,942	75,699
Diluted	78,599	75,699
Consolidated Statements of Comprehensive Income (Loss)
Quarters Ended March 31, 2011 and 2010 (unaudited)

	Quarters Ended
	March 31,
	2011	2010
	(In thousands)
Net income (loss)	$38,934	$(2,762)
Change in cumulative translation adjustment	1,857	1,602

Comprehensive income (loss)	$40,791	$(1,160)

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
Quarter Ended March 31, 2011 (unaudited)

						Accumulated
			Additional			Other
	Number	Common	Paid-in	Retained	Treasury	Comprehensive
	of Shares	Stock	Capital	Earnings	Stock	Income	Total
			(In thousands, except share data)
Balance at December 31, 2010	76,443,926	$764	$657,993	$126,165	$(1,765)	$22,677	$805,834
Net income	—	—	—	38,934	—	—	38,934
Cumulative translation adjustment	—	—	—	—	—	1,857	1,857
Exercise of stock options	557,169	6	8,456	—	—	—	8,462
Expense related to employee stock options	—	—	565	—	—	—	565
Excess tax benefit from share-based compensation	—	—	2,998	—	—	—	2,998
Purchase of treasury shares	(201,008)	(2)	2		(5,515)	—	(5,515)
Vested restricted stock	752,351	8	(8)	—	—	—	—
Amortization of non-vested restricted stock	—	—	2,566	—	—	—	2,566

Balance at March 31, 2011	77,552,438	$776	$672,572	$165,099	$(7,280)	$24,534	$855,701

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.
Consolidated Statements of Cash Flows
Quarters Ended March 31, 2011 and 2010 (unaudited)

	Quarters Ended
	March 31,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities:
Net income (loss)	$38,934	$(2,762)
Items not affecting cash:
Depreciation and amortization	49,148	45,319
Deferred income taxes	20,470	(1,485)
Excess tax benefit from share-based compensation	(2,998)	(94)
Non-cash compensation expense	3,131	2,634
Provision for bad debt expense	470	150
Other	855	794
Changes in operating assets and liabilities:
Accounts receivable	(45,255)	(34,289)
Inventory	(826)	3,391
Prepaid expense and other current assets	(2,208)	2,835
Accounts payable	(5,876)	741
Accrued liabilities and other	9,902	23,247

Net cash provided by operating activities	65,747	40,481

Investing activities:
Additions to property, plant and equipment	(55,721)	(11,343)
Proceeds from disposal of capital assets	649	518
Other	119	—

Net cash used in investing activities	(54,953)	(10,825)

Financing activities:
Repayments of long-term debt	—	(37)
Repayment of notes payable	—	(1,069)
Proceeds from issuances of common stock	8,462	696
Purchase of treasury shares	(5,515)	(1,383)
Excess tax benefit from share-based compensation	2,998	94

Net cash provided by (used in) financing activities	5,945	(1,699)

Effect of exchange rate changes on cash	591	122

Change in cash and cash equivalents	17,330	28,079
Cash and cash equivalents, beginning of period	126,681	77,360

Cash and cash equivalents, end of period	$144,011	$105,439

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$542	$1,384
Cash paid (refund received) for income taxes	$1,313	$(660)

Significant non-cash investing activities:
Non-cash capital expenditures	$14,546	$—
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
(b) Basis of presentation:
     The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of March 31, 2011 and the statements of operations and the statements of comprehensive income (loss) for the quarters ended March 31, 2011 and 2010, as well as the statement of stockholders’ equity for the quarter ended March 31, 2011 and the statements of cash flows for the quarters ended March 31, 2011 and 2010. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 18, 2011. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
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
     The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.
2. Accounts receivable:

	March 31,	December 31,
	2011	2010
Trade accounts receivable	$328,792	$253,662
Related party receivables	23,739	51,046
Unbilled revenue	40,754	42,747
Other receivables	1,384	2,353

	394,669	349,808
Allowance for doubtful accounts	3,779	4,160

	$390,890	$345,648

     Of the related party receivables at March 31, 2011 and December 31, 2010, $22,822 and $50,048, respectively, related to amounts due from a company for which one of our directors has an ownership interest and serves as chief executive officer and chairman of the board.
3. Inventory:

	March 31,	December 31,
	2011	2010
Finished goods	$19,498	$18,644
Manufacturing parts, materials and other	16,979	16,063
Work in process	462	1,282

	36,939	35,989
Inventory reserves	2,630	2,453

	$34,309	$33,536

4. Property, plant and equipment:

		Accumulated
March 31, 2011	Cost	Depreciation	Net Book Value
Land	$9,000	$—	$9,000
Buildings	33,938	4,971	28,967
Field equipment	1,470,474	679,116	791,358
Vehicles	128,004	66,177	61,827
Office furniture and computers	20,046	12,184	7,862
Leasehold improvements	25,867	7,119	18,748
Construction in progress	40,995	—	40,995

	$1,728,324	$769,567	$958,757

		Accumulated
December 31, 2010	Cost	Depreciation	Net Book Value
Land	$8,475	$—	$8,475
Buildings	32,083	4,456	27,627
Field equipment	1,442,664	643,582	799,082
Vehicles	128,381	58,110	70,271
Office furniture and computers	18,259	11,970	6,289
Leasehold improvements	26,644	6,258	20,386
Construction in progress	23,898	—	23,898

	$1,680,404	$724,376	$956,028

     Construction in progress at March 31, 2011 and December 31, 2010 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter ended March 31, 2011, we recorded capitalized interest of $285 related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.
     During the review of our property, plant and equipment at December 31, 2010 in conjunction with our impairment testing of long-term assets, we noted approximately $5,814 of salvage value assigned to various coiled tubing and wireline assets at one of our operating divisions. Although we evaluated these assets and the assets of the overall reporting unit for recoverability and noted no significant impairment based on an undiscounted cash flow projection, we believe that the salvage value assigned to these assets is no longer appropriate. These assets were acquired several years ago, and we believe the estimate for salvage value used at that time was appropriate. However, increasingly, our business is focusing on larger-diameter coiled tubing units and more technologically-advanced equipment. As such, effective January 1, 2011, we changed our estimate of salvage value to zero and are depreciating these assets over their remaining useful lives, which we determined to be an average of 1.3 years. This change in estimate has been applied prospectively and is expected to increase our depreciation expense over the next five years as follows: 2011—$4,867; 2012—$789; 2013—$134 and 2014—$24.
5. Notes payable:
     We entered into a note arrangement to finance certain of our annual insurance premiums for the policy term from May 1, 2009 to April 2010. Our accounting policy has been to record a prepaid asset associated with certain of these policies which is amortized over the term and which takes into account actual premium payments and deposits made to date, to record an accrued liability for premiums which are contractually committed for the policy term and to make monthly premium payments in accordance with our premium commitments and monthly note payments for amounts financed. Effective May 1, 2010, we renewed our annual insurance premiums for the policy term May 1, 2010 through April 30, 2011, but chose to prepay our premiums for certain insurance coverages which had been financed in prior renewals. For the three months ended March 31, 2010, we paid $1,069 under this note payable arrangement.
6. Long-term debt:
     The following table summarizes long-term debt as of March 31, 2011 and December 31, 2010:

	2011	2010
U.S. revolving credit facility (a)	$—	$—
Canadian revolving credit facility (a)	—	—
8.0% senior notes (b)	650,000	650,000

	$650,000	$650,000

(a)	We maintain a senior secured facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions. On October 13, 2009, we entered into the Third Amendment (the Credit Agreement after giving effect to the Third Amendment, the “Amended Credit Agreement”) and modified the structure of our existing credit facility to an asset-based facility subject to borrowing base restrictions. In connection with the Third Amendment, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) replaced Wells Fargo Bank, National Association, as U.S. Administrative Agent and also serves as U.S. Issuing Lender and U.S. Swingline Lender under the Amended Credit Agreement. The Amended Credit Agreement provides for a U.S. revolving credit facility of up to $225,000 that matures in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that matures in December 2011. The Amended Credit Agreement includes a provision for a “commitment increase”, as defined therein, which permits us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities are available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of March 31, 2011 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50,000. If we had been subject to the fixed charge coverage ratio covenant at March 31, 2011, we would have been in compliance. For a discussion of the methodology to calculate the borrowing base for the U.S. and Canadian portions of the facility, as well as our debt covenant requirements, prepayment options and potential exposure in the event of a default under the Amended Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of December 31, 2010.

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

There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of March 31, 2011. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22,278, which reduced the available borrowing capacity as of March 31, 2011. We incurred fees related to our letters of credit as of March 31, 2011 at 3.75% per annum. For the three months ended March 31, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum. The availability of the U.S. and Canadian revolving credit facilities is determined by our borrowing base less any borrowings and letters of credit outstanding. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at March 31, 2011 was $191,472 and $6,723, respectively.

We will incur unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 1.00% as of March 31, 2011.
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
     We calculate stock compensation expense for our stock-based compensation awards by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions, by using an option pricing model to determine fair value. A further description can be found in our Annual Report on Form 10-K as of December 31, 2010.
     On January 31, 2011, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 428,960 shares of non-vested restricted stock at a grant price of $27.94. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $11,982 ratably over the three-year vesting period. In addition, we granted 231,300 stock options to purchase shares of our common stock at an exercise price of $27.94. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period. The fair value of the stock options granted during the quarter ended March 31, 2011 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Quarter Ended
March 31,
Assumptions:	2011
Risk-free rate	0.96% to 1.92%
Expected term (in years)	3.7 to 5.1
Volatility	54.1%
Calculated fair value per option	$11.32 to $13.53
     We calculated the expected volatility of our common stock based on our historical volatility, adjusted for certain qualitative factors, over the expected term of the options. This volatility factor was used to compute the calculation of the fair market value of stock option grants made during the quarter ended March 31, 2011.
     We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,782 over the vesting period of these 2011 stock option grants. For the quarter ended March 31, 2011, we have recognized expense related to these stock option grants totaling $154, which represents a reduction of net income before taxes. The impact on net income for the quarter ended March 31, 2011 was a decrease of $97, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $2,628 as of March 31, 2011 and will be recognized over the applicable remaining vesting periods.
     For the quarters ended March 31, 2011 and 2010, we recognized compensation expense associated with all stock option awards totaling $565 and $750, respectively, resulting in a decrease in net income of $354 and an increase in net loss of $504, with no reduction in earnings per share for the quarter ended March 31, 2011 and a $0.01 reduction in earnings per share for the quarter ended March 31, 2010. Total unrecognized compensation expense associated with outstanding stock option awards at March 31, 2011 was $4,673 or $2,925, net of tax.
     The following tables provide a roll forward of stock options from December 31, 2010 to March 31, 2011 and a summary of stock options outstanding by exercise price range at March 31, 2011:

	Options Outstanding
		Weighted
		Average
		Exercise
	Number	Price
Balance at December 31, 2010	3,141,580	$12.68
Granted	231,300	$27.94
Exercised	(557,169)	$15.19
Cancelled	—	$—

Balance at March 31, 2011	2,815,711	$13.43

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Outstanding at	Average	Average	Exercisable at	Average	Average
	March 31,	Remaining	Exercise	March 31,	Remaining	Exercise
Range of Exercise Price	2011	Life (months)	Price	2011	Life (months)	Price
$5.00	60,000	26	$5.00	60,000	26	$5.00
$6.41 — $8.16	1,251,984	72	$6.55	951,174	66	$6.59
$11.66 — $12.53	483,964	102	$12.47	143,765	93	$12.32
$15.90	173,000	82	$15.90	173,000	70	$15.90
$17.60 — $19.87	272,396	70	$19.80	272,396	70	$19.80
$22.55 — $24.07	246,567	61	$23.96	246,567	61	$23.96
$26.26 — $27.94	276,200	111	$27.68	45,000	74	$26.35
$29.88	40,000	86	$29.88	26,667	86	$29.88
$34.19	11,500	87	$34.19	7,667	87	$34.19

	2,815,611	80	$13.43	1,926,236	67	$12.79

     The total intrinsic value of stock options exercised during the quarter ended March 31, 2011 was $8,462. The total intrinsic value of all in-the-money vested outstanding stock options at March 31, 2011 was $36,653. Assuming all stock options outstanding at March 31, 2011 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $52,158.
(b) Non-vested Restricted Stock:
     We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At March 31, 2011, amounts not yet recognized related to non-vested restricted stock totaled $19,044, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $11,950 related to grants during the quarter ended March 31, 2011. We recognized compensation expense associated with non-vested restricted stock totaling $2,566 and $1,884 for the quarters ended March 31, 2011 and 2010, respectively.
     The following table summarizes the change in non-vested restricted stock from December 31, 2010 to March 31, 2011:

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number	Grant Price
Balance at December 31, 2010	1,672,854	$11.12
Granted	428,960	$27.94
Vested	(752,351)	$10.40
Forfeited	(4,450)	$17.74

Balance at March 31, 2011	1,345,013	$16.87

(c) Treasury Shares:
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we purchased the following shares in the quarter ended March 31, 2011:

	Shares	Average Price	Extended
Period	Purchased	Paid per Share	Amount
January 1 — 31, 2011	199,634	$27.43	$5,476
February 1 — 28, 2011	0	—	0
March 1 — 31, 2011	1,374	$28.22	39

	201,008		$5,515

8. Earnings per share:
     We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share. The following table reconciles basic and diluted weighted average shares used in the computation of earnings (loss) per share for the quarters ended March 31, 2011 and 2010:

	Quarter Ended
	March 31,
	2011	2010
	(In thousands)
Weighted average basic common shares outstanding	76,942	75,699
Effect of dilutive securities:
Employee stock options	1,127	—
Non-vested restricted stock	530	—

Weighted average diluted common and potential common shares outstanding	78,599	75,699

     For the quarter ended March 31, 2010, we incurred a net loss and thus all potential common shares were deemed to be anti-dilutive. We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarters ended March 31, 2011 and 2010. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 37,446 shares and 386,688 shares for the quarters ended March 31, 2011 and 2010, respectively.
9. Segment information:
     We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the U.S. GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. It should be noted that companies calculate EBITDA (including Adjusted EBITDA) differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. Adjusted EBITDA calculated by us may not be comparable to the EBITDA (or Adjusted EBITDA) calculation of another company and also differs from the calculation of EBITDA under our credit facilities (see Note 6, Long-term debt, for a description of the calculation of EBITDA under our existing credit facility, as amended). See the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.
     We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of March 31, 2011. Inter-segment transactions are accounted for on a cost recovery basis.

		Drilling	Product
	C&PS	Services	Sales	Corporate	Total
Quarter Ended March 31, 2011
Revenue from external customers	$437,087	$50,152	$7,978	$—	$495,217
Inter-segment revenues	$5	$—	$2,477	$(2,482)	$—
Adjusted EBITDA, as defined	$121,514	$12,489	$1,215	$(9,827)	$125,391
Depreciation and amortization	$43,257	$4,749	$542	$600	$49,148

Operating income (loss)	$78,257	$7,740	$673	$(10,427)	$76,243
Capital expenditures(1)	$48,201	$1,546	$112	$392	$50,250

As of March 31, 2011
Segment assets	$1,495,959	$171,901	$37,682	$165,135	$1,870,677

Quarter Ended March 31, 2010
Revenue from external customers	$266,288	$35,104	$8,312	$—	$309,704
Inter-segment revenues	$27	$149	$607	$(783)	$—
Adjusted EBITDA, as defined	$57,756	$5,419	$1,562	$(8,829)	$55,908
Depreciation and amortization	$39,793	$4,458	$576	$492	$45,319

Operating income (loss)	$17,963	$961	$986	$(9,321)	$10,589
Capital expenditures	$8,419	$2,838	$86	$—	$11,343

As of December 31, 2010
Segment assets	$1,488,755	$170,944	$35,015	$105,862	$1,800,576

(1)	For the quarter ended March 31, 2011, capital expenditures of $50,250 represents actual cash invested of $55,721, less amounts accrued but not paid at December 31, 2010 of $20,017, plus amounts accrued but not paid at March 31, 2011 of $14,546.
     We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income (loss) for the quarters ended March 31, 2011 and 2010:

	Quarters Ended
	March 31,
	2011	2010
Segment operating income	$76,243	$10,589
Interest expense	14,143	14,741
Interest income	(95)	(48)
Income taxes	23,261	(1,342)

Net income (loss)	$38,934	$(2,762)

     During the quarter ended March 31, 2011, there was a $30 change in the carrying amount of goodwill for the C&PS segment which increased the balance for the segment to $242,599. At March 31, 2011, goodwill by reportable segment was: C&PS—$242,599, Drilling Services—$5,563; and Product Sales—$2,401, resulting in total goodwill of $250,563.
10. Financial instruments:
     The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, certain long-term investments, bank operating loans, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At March 31, 2011, the fair value of these notes was $689,000 based on the published closing price.

     A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers’ financial condition and generally do not require collateral. For the quarter ended March 31, 2011, we had two customers who provided 17.1% and 9.7% of our total revenue.
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
12. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:
     The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010; (2) unaudited condensed consolidating statements of operations for the quarters ended March 31, 2011 and 2010 and (3) unaudited condensed consolidating statements of cash flows for the quarters ended March 31, 2011 and 2010.
Condensed Consolidating Balance Sheet
March 31, 2011

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$132,579	$576	$31,252	$(20,396)	$144,011
Accounts receivable, net	611	352,239	38,040	—	390,890
Inventory, net	—	23,758	10,551	—	34,309
Prepaid expenses	2,546	15,194	3,548	—	21,288
Income tax receivable	12,818	13,677	—	—	26,495
Current deferred tax assets	2,835	—	—	—	2,835
Other current assets	—	42	—	—	42

Total current assets	151,389	405,486	83,391	(20,396)	619,870
Property, plant and equipment, net	4,693	902,323	51,741	—	958,757
Investment in consolidated subsidiaries	1,017,478	121,495	—	(1,138,973)	—
Inter-company receivable	562,183	—	—	(562,183)	—
Goodwill	15,531	232,174	2,858	—	250,563
Other long-term assets, net	30,204	8,696	2,587	—	41,487

Total assets	$1,781,478	$1,670,174	$140,577	$(1,721,552)	$1,870,677

Current liabilities:
Accounts payable	$473	$74,893	$8,939	$(20,396)	$63,909
Accrued liabilities	19,702	18,011	4,985	—	42,698
Accrued payroll and payroll burdens	503	20,880	2,713	—	24,096
Accrued interest	15,418	—	6	—	15,424
Accrued taxes payable	—	—	1,595	—	1,595

Total current liabilities	36,096	113,784	18,238	(20,396)	147,722
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	561,254	929	(562,183)	—
Other long-term liabilities	1,001	5,022	12	—	6,035
Deferred income taxes	207,521	3,795	(97)	—	211,219

Total liabilities	894,618	683,855	19,082	(582,579)	1,014,976
Stockholders’ equity
Total stockholders’ equity	886,860	986,319	121,495	(1,138,973)	855,701

Total liabilities and stockholders’ equity	$1,781,478	$1,670,174	$140,577	$(1,721,552)	$1,870,677

Condensed Consolidating Balance Sheet
December 31, 2010

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$111,834	$569	$31,046	$(16,768)	$126,681
Accounts receivable, net	696	313,936	31,016	—	345,648
Inventory, net	—	21,935	11,601	—	33,536
Prepaid expenses	6,388	10,980	1,332	—	18,700
Income tax receivable	10,164	13,298	—	—	23,462
Current deferred tax assets	2,499	—	—	—	2,499
Other current assets	882	502	—	—	1,384

Total current assets	132,463	361,220	74,995	(16,768)	551,910
Property, plant and equipment, net	4,730	898,013	53,285	—	956,028
Investment in consolidated subsidiaries	930,631	115,449	—	(1,046,080)	—
Inter-company receivable	554,482	—	445	(554,927)	—
Goodwill	15,531	232,144	2,858	—	250,533
Other long-term assets, net	29,966	10,161	1,978	—	42,105

Total assets	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Current liabilities
Accounts payable	$376	$82,952	$8,539	$(16,768)	$75,099
Accrued liabilities	18,269	21,355	4,667	—	44,291
Accrued payroll and payroll burdens	4,353	19,325	2,890	—	26,568
Accrued interest	2,439	1	6	—	2,446
Accrued taxes payable	(1,043)	—	1,043	—	—

Total current liabilities	24,394	123,633	17,145	(16,768)	148,404
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	553,907	1,020	(554,927)	—
Other long-term liabilities	882	5,022	15	—	190,422
Deferred income taxes	186,693	3,794	(67)	—	5,916

Total liabilities	861,969	686,356	18,112	(571,695)	994,742
Stockholders’ equity
Total stockholders’ equity	805,834	930,631	115,449	(1,046,080)	805,834

Total liabilities and stockholders’ equity	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2011

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$450,361	$38,490	$(1,612)	$487,239
Product	—	1,947	6,031	—	7,978

	—	452,308	44,521	(1,612)	495,217
Service expenses	—	287,559	28,575	(1,612)	314,522
Product expenses	—	1,830	4,123	—	5,953
Selling, general and administrative expenses	9,826	36,511	3,014	—	49,351
Depreciation and amortization	429	45,457	3,262	—	49,148

Income (loss) before interest and taxes	(10,255)	80,951	5,547	—	76,243
Interest expense	14,448	875	40	(1,220)	14,143
Interest income	(1,279)	—	(36)	1,220	(95)
Equity in earnings of consolidated affiliates	(53,831)	(4,192)	—	58,023	—

Income (loss) before taxes	30,407	84,268	5,543	(58,023)	62,195
Taxes	(8,527)	30,437	1,351	—	23,261

Net income (loss)	$38,934	$53,831	$4,192	$(58,023)	$38,934

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2010

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Revenue:
Service	$—	$268,094	$35,029	$(1,731)	$301,392
Product	—	975	7,337	—	8,312

	—	269,069	42,366	(1,731)	309,704
Service expenses	—	183,027	25,524	(1,731)	206,820
Product expenses	—	710	5,414	—	6,124
Selling, general and administrative expenses	8,830	29,437	2,585	—	40,852
Depreciation and amortization	332	41,706	3,281	—	45,319

Income (loss) before interest and taxes	(9,162)	14,189	5,562	—	10,589
Interest expense	14,712	1,708	14	(1,693)	14,741
Interest income	(1,730)	(3)	(8)	1,693	(48)
Equity in earnings of consolidated affiliates	(13,354)	(5,929)	—	19,283	—

Income (loss) before taxes	(8,790)	18,413	5,556	(19,283)	(4,104)
Taxes	(6,028)	5,059	(373)	—	(1,342)

Net income (loss)	$(2,762)	$13,354	$5,929	$(19,283)	$(2,762)

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2011

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$38,934	$53,831	$4,192	$(58,023)	$38,934
Items not affecting cash:
Equity in earnings of consolidated affiliates	(53,831)	(4,192)	—	58,023	—
Depreciation and amortization	429	45,457	3,262	—	49,148
Other	777	21,219	(68)	—	21,928
Changes in operating assets and liabilities	36,465	(69,596)	(7,504)	(3,628)	(44,263)

Net cash provided by (used in) operating activities	22,774	46,719	(118)	(3,628)	65,747

Investing activities:
Additions to property, plant and equipment	(392)	(54,583)	(746)	—	(55,721)
Inter-company receipts	(7,701)	—	445	7,256	—
Proceeds from the disposal of capital assets	—	524	125	—	649
Other	119	—	—	—	119

Net cash provided by (used in) investing activities	(7,974)	(54,059)	(176)	7,256	(54,953)

Financing activities:
Inter-company borrowings	—	7,347	(91)	(7,256)	—
Proceeds from issuances of common stock	8,462	—	—	—	8,462
Purchase of treasury shares	(5,515)	—	—	—	(5,515)
Other	2,998	—	—	—	2,998

Net cash provided by (used in) financing activities	5,945	7,347	(91)	(7,256)	5,945
Effect of exchange rate changes on cash	—	—	591	—	591

Change in cash and cash equivalents	20,745	7	206	(3,628)	17,330
Cash and cash equivalents, beginning of period	111,834	569	31,046	(16,768)	126,681

Cash and cash equivalents, end of period	$132,579	$576	$31,252	$(20,396)	$144,011

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2010

		Guarantor	Non-guarantor	Eliminations/
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$(2,762)	$13,354	$5,929	$(19,283)	$(2,762)
Items not affecting cash:
Equity in earnings of consolidated affiliates	(13,354)	(5,929)	—	19,283	—
Depreciation and amortization	332	41,706	3,281	—	45,319
Other	3,302	(1,285)	(18)	—	1,999
Changes in operating assets and liabilities	13,373	(12,300)	(4,826)	(322)	(4,075)

Net cash provided by (used in) operating activities	891	35,546	4,366	(322)	40,481

Investing activities:
Additions to property, plant and equipment	—	(11,004)	(339)	—	(11,343)
Inter-company receipts	29,631	—	—	(29,631)	—
Proceeds from the disposal of capital assets	—	450	68	—	518

Net cash provided by (used in) investing activities	29,631	(10,554)	(271)	(29,631)	(10,825)

Financing activities:
Repayments of long-term debt	—	(35)	(2)	—	(37)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(24,818)	(4,813)	29,631	—
Proceeds from issuances of common stock	696	—	—	—	696
Purchase of treasury shares	(1,383)	—	—	—	(1,383)
Other	94	—	—	—	94

Net cash provided by (used in) financing activities	(1,662)	(24,853)	(4,815)	29,631	(1,699)
Effect of exchange rate changes on cash	—	—	122	—	122

Change in cash and cash equivalents	28,860	139	(598)	(322)	28,079
Cash and cash equivalents, beginning of period	64,871	519	17,001	(5,031)	77,360

Cash and cash equivalents, end of period	$93,731	$658	$16,403	$(5,353)	$105,439

13. Recent accounting pronouncements and authoritative literature:
     In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance should be applied prospectively for business combinations for which the acquisition date is on or after January 1, 2011, for calendar-year reporting entities. We adopted this standard on January 1, 2011 with no material impact on our financial position, results of operations or cash flows.
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
     In December 2010, the FASB issued additional guidance related to accounting for intangible assets and goodwill. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for public entities with fiscal years beginning after December 15, 2010 and interim periods within those years. We adopted this standard effective January 1, 2011. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.
14. Subsequent events:
     None.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about us and the oil and gas industry. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These forward-looking statements involve risks and uncertainties that may be outside of our control and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: market prices for oil and gas, the level of oil and gas drilling, economic and competitive conditions, capital expenditures, regulatory changes and other uncertainties. Other factors that could cause our actual results to differ from our projected results are described in: (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (3) our reports and registration statements filed from time to time with the SEC and (4) other announcements we make from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below may not occur. Unless otherwise required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2011 and for the quarters ended March 31, 2011 and 2010, included elsewhere herein.
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
     We consider the drilling and well service rig counts to be an indication of spending by our customers in the oil and gas industry for exploration and development of new and existing hydrocarbon reserves. These spending levels are a primary driver of our business, and we believe that our customers tend to invest more in these activities when oil and gas prices are at higher levels, are increasing, or are expected to increase. The following tables summarize average North American drilling and well service rig activity, as measured by Baker Hughes Incorporated (“BHI”) and the Cameron International Corporation/Guiberson /AESC Service Rig Count for “Active Rigs:”
AVERAGE RIG COUNTS

	Quarter	Quarter	Year
	Ended	Ended	Ended
	3/31/11	3/31/10	12/31/10
BHI Rotary Rig Count:
U.S. Land	1,691	1,300	1,514
U.S. Offshore	26	46	31

Total U.S.	1,717	1,346	1,545
Canada	587	469	348

Total North America	2,304	1,815	1,893

Source: BHI (www.BakerHughes.com)

	Quarter	Quarter	Year
	Ended	Ended	Ended
Cameron International	3/31/11	3/31/10	12/31/10
Corporation/Guiberson/AESC Well
Service Rig Count (Active Rigs):
United States	2,013	1,729	1,854
Canada	714	484	534

Total North America	2,727	2,213	2,388

Source: Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs,” formerly the Weatherford/AESC Service Rig Count for “Active Rigs.”
Outlook
     Oilfield market conditions improved throughout 2010 and through the first quarter of 2011 due to an improving global economy and higher oil prices, which are encouraging increased investments in oil plays and in gas fields that have meaningful natural gas liquids content. The price of natural gas in North America has remained subdued as a result of above average storage levels caused primarily by increasing gas production from unconventional resource plays. Activity in oil and liquid-rich basins is expected to increase and activity in dry gas basins should remain steady through at least the first half of the year as customers work through a backlog of wells caused by service capacity shortages and a requirement to complete wells to retain acreage.
     We believe our customers will continue to rely upon service providers with local knowledge and a proven ability to effectively execute complex services on more service intensive, longer-lateral horizontal wells, particularly in oil and liquid-rich basins where our customers are shifting a greater portion of their activities. Our business has transitioned from a predominantly gas-oriented business, to a majority oil and liquids-oriented business. We believe we are well positioned in high-growth basins and that our core services, which include pressure pumping, coiled tubing, well servicing and fluid handling, will continue to directly benefit from an increasing level of service intensity.
     Our long-term growth strategy has not changed. We intend to add like-kind equipment and expand our service offerings through internal capital investment and accelerate our growth by acquiring complementary businesses which expand our service offerings in a current operating area or extend our geographical footprint into targeted basins. For 2011, we expect to spend approximately $350 million for capital investment and we continue to seek strategic acquisitions.
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
     For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies and estimates have not changed materially during the quarter ended March 31, 2011.

Results of Operations

				Percent
	Quarter	Quarter	Change	Change
	Ended	Ended	2011/	2011/
	3/31/11	3/31/10	2010	2010
		(unaudited, in thousands)
Revenue:
Completion and production services	$437,087	$266,288	$170,799	64%
Drilling services	50,152	35,104	15,048	43%
Product sales	7,978	8,312	(334)	(4%)

Total	$495,217	$309,704	$185,513	60%

Adjusted EBITDA:
Completion and production services	$121,514	$57,756	$63,758	110%
Drilling services	12,489	5,419	7,070	130%
Product sales	1,215	1,562	(347)	(22%)
Corporate	(9,827)	(8,829)	(998)	11%

Total	$125,391	$55,908	$69,483	124%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.
     “Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles Adjusted EBITDA for the quarters ended March 31, 2011 and 2010 to the most comparable U.S. GAAP measure, operating income (loss). The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the calculation of “EBITDA” as defined under our existing credit facilities, see Note 6, “Long-term debt” included in the notes to consolidated financial statements included elsewhere in this Quarterly Report.
Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion and
	Production	Drilling	Product
	Services	Services	Sales	Corporate	Total
		(unaudited, in thousands)
Quarter Ended March 31, 2011
Adjusted EBITDA, as defined	$121,514	$12,489	$1,215	$(9,827)	$125,391
Depreciation and amortization	$43,257	$4,749	$542	$600	$49,148

Operating income (loss)	$78,257	$7,740	$673	$(10,427)	$76,243

Quarter Ended March 31, 2010
Adjusted EBITDA, as defined	$57,756	$5,419	$1,562	$(8,829)	$55,908
Depreciation and amortization	$39,793	$4,458	$576	$492	$45,319

Operating income (loss)	$17,963	$961	$986	$(9,321)	$10,589

     We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income (loss) to net income (loss) for the quarters ended March 31, 2011 and 2010:

	Quarters Ended
	March 31,
	2011	2010
Segment operating income	$76,243	$10,589
Interest expense	14,143	14,741
Interest income	(95)	(48)
Income taxes	23,261	(1,342)

Net income (loss)	$38,934	$(2,762)

     Below is a discussion of our operating results by segment for these periods.
Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010 (Unaudited)
     Revenue
     Revenue for the quarter ended March 31, 2011 increased by $185.5 million, or 60%, to $495.2 million from $309.7 million for the same period in 2010. The changes by segment were as follows:
•	Completion and Production Services. Segment revenue increased $170.8 million, or 64%, for the quarter primarily due to an increase in activity levels in the oil and gas industry. We experienced favorable year-over-year improvements for most of our business lines, especially our pressure pumping, coiled tubing and fluid handling businesses as higher demand for our services, resulted in better utilization and pricing of our existing equipment. New equipment additions, including several new frac fleets placed into service during the past year and several small acquisitions completed in 2010 also contributed to our revenue growth in this segment.

•	Drilling Services. Segment revenue increased $15.0 million, or 43%, for the quarter primarily due to improved utilization and pricing in our rig relocation and contract drilling businesses.

•	Product Sales. Segment revenue decreased $0.3 million, or 4%, for the quarter primarily at our Southeast Asian facility as a result of the mix of products sold during the quarter compared to the same period in 2010.
     Service and Product Expenses
     Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $107.5 million, or 50%, to $320.4 million for the quarter ended March 31, 2011 from $212.9 million for the quarter ended March 31, 2010, primarily due to increased activity. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended March 31, 2011 and 2010:
Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
Segment:	3/31/11	3/31/10	Change
Completion and production services	64%	68%	(4%)
Drilling services	68%	75%	(7)%
Product sales	75%	74%	1%
Total	65%	69%	(4%)
     Service and product expenses as a percentage of revenue improved to 65% for the quarter ended March 31, 2011 compared to 69% for the quarter ended March 31, 2010. Margins by business segment were impacted primarily by utilization and pricing.
•	Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment decreased when comparing the quarter ended March 31, 2011 to the same period in 2010 primarily due to an increase in overall oilfield activity, improved pricing and service mix, with an increase in sales for historically higher-margin offerings, partially offset by some increases in labor and other costs due to inflationary forces.

•	Drilling Services. Service and product expenses as a percentage of revenue for this business segment decreased for the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to increased asset utilization and improved pricing.

•	Product Sales. Service and product expenses as a percentage of revenue for the products segments increased slightly for the quarter ended March 31, 2011 compared to the same period in 2010 primarily due to the mix of products sold for the relative periods.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $8.5 million, or 21%, for the quarter ended March 31, 2011 to $49.4 million from $40.9 million during the quarter ended March 31, 2010. This increase was primarily related to higher compensation related costs which include additional personnel, payroll taxes associated with annual incentive compensation paid during the first quarter of 2011, an increase in incentive compensation accruals based upon earnings and the reinstatement of matching contributions to our 401(k) and deferred compensation plans. As a percentage of revenues, selling, general and administrative expense was 10% and 13% for the quarters ended March 31, 2011 and 2010, respectively.
     Depreciation and Amortization
     Depreciation and amortization expense increased $3.8 million, or 8%, to $49.1 million for the quarter ended March 31, 2011 from $45.3 million for the quarter ended March 31, 2010. The increase in depreciation and amortization expense was primarily related to capital investment in equipment which was placed into service during the twelve-month period from April 2010 through March 2011. In addition, we acquired several small businesses in 2010 which contributed a full-quarter of depreciation and amortization expense for the first quarter of 2011 but had no impact for the same period in 2010.
     Taxes
     We recorded tax expense of $23.3 million for the quarter ended March 31, 2011 at an effective rate of approximately 37% and a tax benefit of $1.3 million for the quarter ended March 31, 2010 at an effective rate of approximately 33%. The increase in tax expense was primarily driven by the substantial increase in pre-tax income during 2011 compared to the same period in 2010. The effective rate was impacted by the mix of earnings amongst the various tax jurisdictions in which we operate.
Liquidity and Capital Resources
     As of March 31, 2011, we had working capital, net of cash, of $328.1 million and cash and cash equivalents of $144.0 million, compared to working capital, net of cash, of $276.8 million and cash and cash equivalents of $126.7 million at December 31, 2010. Our working capital, net of cash, increased at March 31, 2011 compared to December 31, 2010 largely due to an increase in trade receivables resulting from an overall increase in oilfield activity levels.
     We anticipate that cash generated from operations and our current cash balance will be sufficient to fund the majority of our cash requirements for the next twelve months, however borrowings under our amended revolving credit facility, future debt offerings and/or future public equity offerings may also be used to fund future acquisitions or to satisfy our other liquidity needs. We believe that funds from these sources will be sufficient to meet both our short-term working capital requirements and our long-term capital requirements. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may have to raise additional capital. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry, and general financial, business and other factors, some of which are beyond our control. In addition, new debt obtained could include service requirements based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.

     The following table summarizes cash flows by type for the periods indicated (in thousands):

	Quarters Ended
	March 31,
	2011	2010
Cash flows provided by (used in):
Operating activities	$65,747	$40,481
Investing activities	(54,953)	(10,825)
Financing activities	5,945	(1,699)
     Net cash provided by operating activities increased $25.3 million for the quarter ended March 31, 2011, compared to the same period in 2010. This increase in operating cash flows in the first quarter of 2011 was primarily due to an increase in cash receipts associated with increased sales as demand for our services and products increased during the period. In addition, we entered into several long-term contracts to provide pressure pumping services. These take-or-pay contracts provided a relatively stable cash flow which improved our overall cash position for the first quarter of 2011.
     Net cash used in investing activities increased by $44.1 million for the quarter ended March 31, 2011 compared to the same period in 2010. The primary use of cash for the quarter ended March 31, 2011 was an investment in capital expenditures, including a frac fleet placed into service in January 2011 and the acquisition and placement into service of other equipment, due to higher demand.
     Net cash provided by financing activities was $5.9 million for the quarter ended March 31, 2011 compared to net cash used in financing activities of $1.7 million for the same period in 2010. In the first quarter of 2011, the primary source of funds was proceeds from the issuance of common stock, partially offset by the purchase of treasury shares. These transactions were comparatively smaller in the first quarter of 2010.
     We believe that our cash balance, operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months.
  Dividends
     We did not pay dividends on our $0.01 par value common stock during the quarter ended March 31, 2011 or during the years ended December 31, 2010, 2009 and 2008. We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.
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
     The Canadian borrowing base is limited to: (1) 80% of Canadian eligible billed accounts receivable, plus (2) if the Canadian Borrower has requested credit for equipment under the Canadian borrowing base, the lesser of (a) $15.0 million, and (b) 80% times the most recently determined “net liquidation percentage”, as defined in the Amended Credit Agreement, times the value (calculated on a basis consistent with our historical accounting practices) of our and the US subsidiary guarantors’ equipment, minus (3) the aggregate amount of reserves established by our Canadian Administrative Agent, if any.
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
     We were not subject to the fixed charge coverage ratio covenant in the Amended Credit Agreement as of March 31, 2011 since the Excess Availability Amount plus Qualified Cash Amount (each as defined in the Amended Credit Agreement) exceeded $50.0 million. If we were subject to the fixed charge coverage ratio covenant, we would have been in compliance as of March 31, 2011.
     There were no borrowings outstanding under our U.S. or Canadian revolving credit facilities as of March 31, 2011, or during the three months then ended. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22.3 million, which reduced the available borrowing capacity as of March 31, 2011. We incurred fees related to our letters of credit as of March 31, 2011 at 3.75% per annum. For the quarter ended March 31, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum. The net excess availability under our borrowing base calculations for the U.S. and Canadian revolving facilities at March 31, 2011 was $191.5 million and $6.7 million, respectively.
Outstanding Debt and Commitments
     Our contractual commitments at March 31, 2011 are substantially the same as those at December 31, 2010. However, we have entered into agreements to purchase certain equipment for use in our business during the remainder of 2011 which totaled in excess of $67.1 million at March 31, 2011, compared to $45.4 million at December 31, 2010. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.

     We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our amended revolving credit facility for this purpose.
Recent Accounting Pronouncements and Authoritative Guidance
     In December 2010, the FASB provided additional guidance related to business combinations to require each public entity that presents comparative financial statements to disclose the revenue and earnings of the combined entity as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this amendment expands the supplemental pro forma disclosures related to such a business combination to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance should be applied prospectively for business combinations for which the acquisition date is on or after January 1, 2011, for calendar-year reporting entities. We adopted this standard on January 1, 2011 with no material impact on our financial position, results of operations or cash flows.
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
     In December 2010, the FASB issued additional guidance related to accounting for intangible assets and goodwill. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for public entities with fiscal years beginning after December 15, 2010 and interim periods within those years. We adopted this standard on January 1, 2011. We do not expect this standard to have a material impact on our financial position, results of operations or cash flows.
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
     For the quarter ended March 31, 2011, approximately 5% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the quarter ended March 31, 2011 by approximately $0.2 million. We do not currently use hedges or forward contracts to offset this risk.
     Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the financial statements. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the quarter ended March 31, 2011 by approximately $0.1 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.
Item 4. Controls and Procedures.
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.
     In 2010, our management approved a plan to implement new accounting software which will replace our existing accounting systems at several of our operating divisions in a phased approach. Two divisions converted during the fourth quarter of 2010, one division converted in April 2011 and one division will convert during the remainder of 2011. In addition, we implemented a new chart of accounts which is being adopted as these divisions convert to the new software. Although we believe the new software, once implemented, will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change, we will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective during and after each step of this implementation process.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such purchases for the quarter ended March 31, 2011 are summarized in the following table:

(d) Maximum Number
(or Approximate
			(c) Total number of	Dollar Value) of
			Shares Purchased as	shares
			Part of Publicly	that May Yet Be
	(a) Total Number of Shares	(b) Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1 — 31, 2011	199,634	$27.43	*	*
February 1 — 28, 2011	—	—	*	*
March 1 — 31, 2011	1,374	$28.22	*	*

*	We do not have a publicly announced stock repurchase program. We had 1,344,913 shares of non-vested restricted stock outstanding at March 31, 2011. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

April 29, 2011	By:	/s/ Jose A. Bayardo

Date		Jose A. Bayardo
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Title
31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1**	— Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	— Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	— Complete Production Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010, (iii) the Consolidated Stockholders’ Equity for the three months ended March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith.

**	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management employment agreements, compensatory arrangements or option plans.