Form 10-Q
period 2011-06-30
Complete Production Services, Inc.
filed 2011-08-01
CIK 1340041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of July 28, 2011: 79,287,231.

INDEX TO FINANCIAL STATEMENTS

Complete Production Services, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Balance Sheets

June 30, 2011 (unaudited) and December 31, 2010

	2011	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$170,554	$126,681
Accounts receivable, net	393,935	345,648
Inventory, net	38,590	33,536
Prepaid expenses	32,981	18,700
Income tax receivable	23,640	23,462
Current deferred tax assets	2,835	2,499
Other current assets	57	1,384

Total current assets	662,592	551,910
Property, plant and equipment, net	1,001,810	956,028
Intangible assets, net of accumulated amortization of $24,019 and $21,293, respectively	11,087	9,209
Deferred financing costs, net of accumulated amortization of $10,737 and $9,316, respectively	10,841	9,694
Goodwill	254,996	250,533
Restricted cash	17,000	17,000
Other long-term assets	7,339	6,202

Total assets	$1,965,665	$1,800,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,809	$75,099
Accrued liabilities	48,620	44,291
Accrued payroll and payroll burdens	30,540	26,568
Accrued interest	2,458	2,446
Income taxes payable	1,106	—

Total current liabilities	153,533	148,404
Long-term debt	650,000	650,000
Deferred income taxes	234,451	190,422
Other long-term liabilities	6,150	5,916

Total liabilities	1,044,134	994,742
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 77,891,409 (2010 — 76,443,926) issued	778	764
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	684,174	657,993
Retained earnings	219,604	126,165
Treasury stock, 370,662 (2010 — 167,643) shares at cost	(7,346)	(1,765)
Accumulated other comprehensive income	24,321	22,677

Total stockholders’ equity	921,531	805,834

Total liabilities and stockholders’ equity	$1,965,665	$1,800,576

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Operations

Quarters and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue:
Service	$544,103	$350,905	$1,031,342	$652,297
Product	7,864	9,340	15,842	17,652

	551,967	360,245	1,047,184	669,949
Service expenses	346,645	223,564	661,167	430,384
Product expenses	5,335	7,323	11,288	13,447
Selling, general and administrative expenses	50,380	44,017	99,731	84,869
Depreciation and amortization	49,465	45,472	98,613	90,791

Income before interest and taxes	100,142	39,869	176,385	50,458
Interest expense	13,681	14,760	27,824	29,501
Interest income	(132)	(95)	(227)	(143)

Income before taxes	86,593	25,204	148,788	21,100
Taxes	32,088	9,533	55,349	8,191

Net income	$54,505	$15,671	$93,439	$12,909

Earnings per share information:
Basic earnings per share	$0.70	$0.21	$1.21	$0.17

Diluted earnings per share	$0.69	$0.20	$1.18	$0.17

Weighted average shares:
Basic	77,777	76,036	77,362	75,869
Diluted	79,187	77,318	78,895	77,194

Consolidated Statements of Comprehensive Income

Quarters and Six Months Ended June 30, 2011 and 2010

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$54,505	$15,671	$93,439	$12,909
Change in cumulative translation adjustment	(213)	(1,543)	1,644	59

Comprehensive income	$54,292	$14,128	$95,083	$12,968

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In thousands, except share data)

Balance at December 31, 2010	76,443,926	$764	$657,993	$126,165	$(1,765)	$22,677	$805,834
Net income	—	—	—	93,439	—	—	93,439
Cumulative translation adjustment	—	—	—	—	—	1,644	1,644
Issuance of common stock:
Exercise of stock options	891,052	8	15,079	—	—	—	15,087
Expense related to employee stock options	—	—	1,156	—	—	—	1,156
Excess tax benefit from share-based compensation	—	—	4,765	—	—	—	4,765
Purchase of treasury shares	(203,019)	(2)	2	—	(5,581)	—	(5,581)
Vested restricted stock	759,450	8	(8)	—	—	—	—
Amortization of non-vested restricted stock	—	—	5,187	—	—	—	5,187

Balance at June 30, 2011	77,891,409	$778	$684,174	$219,604	$(7,346)	$24,321	$921,531

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash provided by:
Operating activities:
Net income	$93,439	$12,909
Items not affecting cash:
Depreciation and amortization	98,613	90,791
Deferred income taxes	43,693	4,106
Excess tax benefit from share-based compensation	(4,765)	(273)
Non-cash compensation expense	6,343	5,655
Gain on non-monetary asset exchange	—	(458)
Provision for bad debt expense	473	1,177
Provision for write-off of note receivable	—	1,926
(Gain) loss on retirement of assets	806	(92)
Other	1,229	1,524
Changes in operating assets and liabilities:
Accounts receivable	(48,350)	(82,463)
Inventory	(5,135)	5,334
Prepaid expense and other current assets	(7,662)	42,611
Accounts payable	8,564	15,404
Accrued liabilities and other	3,240	6,364

Net cash provided by operating activities	190,488	104,515

Investing activities:
Additions to property, plant and equipment	(149,072)	(41,894)
Acquisitions	(15,576)	(1,365)
Proceeds from disposal of capital assets	3,285	3,117
Other	191	—

Net cash used in investing activities	(161,172)	(40,142)

Financing activities:
Repayments of long-term debt	—	(64)
Repayment of notes payable	—	(1,069)
Proceeds from issuances of common stock	15,087	2,263
Purchase of treasury shares	(5,581)	(1,410)
Excess tax benefit from share-based compensation	4,765	273

Net cash provided by (used in) financing activities	14,271	(7)

Effect of exchange rate changes on cash	286	(78)

Change in cash and cash equivalents	43,873	64,288
Cash and cash equivalents, beginning of period	126,681	77,360

Cash and cash equivalents, end of period	$170,554	$141,648

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$26,541	$28,243
Cash paid (refund received) for income taxes	$6,235	$(42,734)

Significant non-cash investing activities:
Non-cash capital expenditures	$9,678	$—

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Notes to Consolidated Financial Statements

(Unaudited, in thousands, except share and per share data)

1. General:

(a) Nature of operations:

Complete Production Services, Inc. is a provider of specialized services and products focused on developing hydrocarbon reserves, reducing operating costs and enhancing production for oil and gas companies. Complete Production Services, Inc. focuses its operations on basins within North America and manages its operations from regional field service facilities located throughout the U.S. Rocky Mountain region, Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, western Canada and Mexico. We also had operations in Southeast Asia.

References to “Complete,” the “Company,” “we,” “our” and similar phrases used throughout this Quarterly Report on Form 10-Q relate collectively to Complete Production Services, Inc. and its consolidated affiliates.

On April 21, 2006, our common stock began trading on the New York Stock Exchange under the symbol “CPX”.

(b) Basis of presentation:

The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of June 30, 2011 and the statements of operations and the statements of comprehensive income for the quarters and six-month periods ended June 30, 2011 and 2010, as well as the statement of stockholders’ equity for the six months ended June 30, 2011 and the statements of cash flows for the six months ended June 30, 2011 and 2010. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 18, 2011. We believe that these financial statements contain all adjustments necessary so that they are not misleading.

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

(c) Discontinued operations:

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. We received proceeds from the sale of this business totaling $19,300, which is subject to further adjustment based on the net tangible assets of the business on June 30, 2011. We have not yet finalized the gain or loss on this transaction, but we expect that such a gain or loss will not have a significant impact on our financial statements.

Although this sale occurred subsequent to June 30, 2011, the following table presents the unaudited pro forma effect of the sale of this business on the presentation of revenue, income before taxes and net income for each of the periods presented in the accompanying statements of operations. No pro forma effect of the gain or loss on the sale of this business is included in the following table.

	As Reported	Disposal Group	Pro Forma
Quarter ended June 30, 2011
Revenue	$551,967	$7,735	$544,232
Income before taxes	$86,593	$1,722	$84,871
Net income	$54,505	$1,415	$53,090

Quarter ended June 30, 2010
Revenue	$360,245	$8,389	$351,856
Income before taxes	$25,204	$997	$24,207
Net income	$15,671	$849	$14,822

Six months ended June 30, 2011
Revenue	$1,047,184	$13,766	$1,033,418
Income before taxes	$148,788	$2,772	$146,016
Net income	$93,439	$2,330	$91,109

Six months ended June 30, 2010
Revenue	$669,949	$15,731	$654,218
Income before taxes	$21,100	$2,369	$18,731
Net income	$12,909	$1,973	$10,936

The following table presents the unaudited pro forma balance sheet presentation for each of the applicable periods presented, assuming the assets and liabilities associated with the Southeast Asian products business were reclassified as held for sale at June 30, 2011 and December 31, 2010.

As of June 30, 2011	As Reported	Disposal Group	Pro Forma
Current assets:
Accounts receivable	$393,935	$(6,805)	$387,130
Inventory, net	$38,590	$(5,264)	$33,326
Prepaid expenses	$32,981	$(455)	$32,526
Current assets held for sale	—	$12,524	$12,524

Long-term assets:
Property, plant and equipment, net	$1,001,810	$(4,963)	$996,847
Goodwill	$254,996	$(2,858)	$252,138
Other long-term assets	$7,339	$(941)	$6,398
Long-term assets held for sale	—	$8,762	$8,762

Current liabilities:
Accounts payable	$70,809	$(2,774)	$68,035
Accrued liabilities	$81,618	$(781)	$80,837
Income taxes payable	$1,106	$(431)	$675
Current liabilities held for sale	—	$3,986	$3,986

Long-term liabilities:
Deferred income taxes	$234,451	$(42)	$234,409
Long-term liabilities held for sale	—	$42	$42

As of December 31, 2010	As Reported	Disposal Group	Pro Forma
Current assets:
Accounts receivable	$345,648	$(3,664)	$341,984
Inventory, net	$33,536	$(5,147)	$28,389
Prepaid expenses	$18,700	$(343)	$18,357
Current assets held for sale	—	$9,154	$9,154

Long-term assets:
Property, plant and equipment, net	$956,028	$(5,096)	$950,932
Goodwill	$250,533	$(2,858)	$247,675
Other long-term assets	$6,202	$(943)	$5,259
Long-term assets held for sale	—	$8,897	$8,897

Current liabilities:
Accounts payable	$75,099	$(597)	$74,502
Accrued liabilities	$73,305	$(1,582)	$71,723
Current liabilities held for sale	—	$2,179	$2,179

Long-term liabilities:
Deferred income taxes	$190,422	$(33)	$190,389
Long-term liabilities held for sale	—	$33	$33

2. Business acquisition:

On May 11, 2011, we completed the purchase of the hydraulic snubbing and production testing assets of a business with operations in the Marcellus, Eagle Ford and Barnett Shales. We paid a total of $15,576 in cash for these assets, which included goodwill of $4,433. The entire purchase price was allocated to the completion and production services business segment. We believe this acquisition will supplement our hydraulic snubbing and production testing service offerings in Pennsylvania and Texas. The following table summarizes our preliminary purchase price allocation for this acquisition as of June 30, 2011:

Net assets acquired:
Other current assets	$725
Property, plant and equipment	5,868
Current liabilities	(10)
Intangible assets	4,560
Goodwill	4,433

Net assets acquired	$15,576

Consideration:
Cash, net of cash and cash equivalents acquired	$15,576

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

3. Accounts receivable:

	June 30, 2011	December 31, 2010
Trade accounts receivable	$319,357	$253,662
Related party receivables	26,063	51,046
Unbilled revenue	51,078	42,747
Other receivables	1,217	2,353

	397,715	349,808
Allowance for doubtful accounts	3,780	4,160

	$393,935	$345,648

Of the related party receivables at June 30, 2011 and December 31, 2010, $25,405 and $50,048, respectively, related to amounts due from a company for which one of our directors has an ownership interest and serves as chief executive officer and chairman of the board.

4. Inventory:

	June 30, 2011	December 31, 2010
Finished goods	$19,985	$18,644
Manufacturing parts, materials and other	18,441	16,063
Work in process	1,302	1,282

	39,728	35,989
Inventory reserves	1,138	2,453

	$38,590	$33,536

5. Property, plant and equipment:

June 30, 2011	Cost	Accumulated Depreciation	Net Book Value
Land	$10,423	$—	$10,423
Buildings	34,388	5,115	29,273
Field equipment	1,528,134	723,295	804,839
Vehicles	124,475	64,437	60,038
Office furniture and computers	20,268	13,054	7,214
Leasehold improvements	25,885	7,446	18,439
Construction in progress	71,584	—	71,584

	$1,815,157	$813,347	$1,001,810

December 31, 2010	Cost	Accumulated Depreciation	Net Book Value
Land	$8,475	$—	$8,475
Buildings	32,083	4,456	27,627
Field equipment	1,442,664	643,582	799,082
Vehicles	128,381	58,110	70,271
Office furniture and computers	18,259	11,970	6,289
Leasehold improvements	26,644	6,258	20,386
Construction in progress	23,898	—	23,898

	$1,680,404	$724,376	$956,028

Construction in progress at June 30, 2011 and December 31, 2010 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. For the quarter and six months ended June 30, 2011, we recorded capitalized interest of $771 and $1,056, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

In conjunction with our impairment testing of long-term assets at December 31, 2010, we noted approximately $5,814 of salvage value assigned to various coiled tubing and wireline assets at one of our operating divisions. Although we evaluated these assets and the assets of the overall reporting unit for recoverability and noted no significant impairment based on an undiscounted cash flow projection, we believe that the salvage value assigned to these assets is no longer appropriate. These assets were acquired several years ago, and we believe the estimate for salvage value used at that time was appropriate. However, increasingly, our business is focusing on larger-diameter coiled tubing units and more technologically-advanced equipment. As such, effective January 1, 2011, we changed our estimate of salvage value to zero and are depreciating these assets over their remaining useful lives, which we determined to be an average of 1.3 years. This change in estimate has been applied prospectively and is expected to increase our depreciation expense over the next five years as follows: 2011—$4,867; 2012—$789; 2013—$134 and 2014—$24.

6. Notes payable:

We entered into a note arrangement to finance certain of our annual insurance premiums for the policy term from May 1, 2009 to April 2010. Our accounting policy has been to record a prepaid asset associated with certain of these policies which is amortized over the term and which takes into account actual premium payments and deposits made to date, to record an accrued liability for premiums which are contractually committed for the policy term and to make monthly premium payments in accordance with our premium commitments and monthly note payments for amounts financed. For the six months ended June 30, 2010, we paid $1,069 under this note payable arrangement. Effective May 1, 2011 and 2010, we renewed our annual insurance premiums for the preceding twelve-month terms, but chose to prepay our premiums for certain insurance coverages which had been financed in prior renewals.

7. Long-term debt:

The following table summarizes long-term debt as of June 30, 2011 and December 31, 2010:

	2011	2010
U.S. revolving credit facility (a)	$—	$—
Canadian revolving credit facility (a)	—	—
8.0% senior notes (b)	650,000	650,000

	$650,000	$650,000

(a)	Prior to June 13, 2011, we maintained a senior secured facility (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions which was structured as an asset-based facility subject to borrowing base restrictions. In connection with the facility, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) served as U.S. Administrative Agent and also served as U.S. Issuing Lender and U.S. Swingline Lender. The Amended Credit Agreement provided for a U.S. revolving credit facility of up to $225,000 that was to mature in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that was to mature in December 2011. The Amended Credit Agreement included a provision for a “commitment increase”, as defined therein, which permitted us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities were available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

Subject to certain limitations set forth in the Amended Credit Agreement, we had the ability to elect how interest under the Amended Credit Agreement would be computed. Interest under the Amended Credit Agreement could be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our Excess Availability Amount, as defined in the Amended Credit Agreement) or (2) the Base Rate (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3 month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. If an event of default existed or continued under the Amended Credit Agreement, advances would bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Interest was payable monthly.

We incurred unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding.

Letters of credit outstanding under the Amended Credit Agreement incurred fees equal to the applicable margin, as described above. If an event of default existed or continued, such fee would have been equal to the applicable margin plus 2.00%.

Under the Amended Credit Agreement, the only financial covenant to which we were subject was a “Fixed Charge Coverage Ratio” covenant, which must have exceeded 1.10 to 1.00. This covenant became effective only if our Excess Availability Amount, as defined under the Amended Credit Agreement, plus certain qualified cash and cash equivalents is less than $50,000.

For a further description of the terms of our Amended Credit Agreement, including the provisions to calculate our U.S. and Canadian borrowing base, financial covenants requirements and events of default, see our Annual Report on Form 10-K for the year ended December 31, 2010.

New Credit Agreement, effective June 13, 2011:

On June 13, 2011, we entered into a Third Amended and Restated Credit Agreement among us, a subsidiary of the Company that is designated as a borrower under the Canadian facility, if any (the “Canadian Borrower”), the lenders party thereto, Wells Fargo Bank, National Association, as the U.S. administrative agent, U.S. issuing lender and U.S. swingline lender, and the other persons from time to time party thereto (the “New Credit Agreement”), which amends and restates the Second Amended and Restated Credit Agreement, dated as of December 6, 2006 (the “Second Amended and Restated Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of June 29, 2007 (the “First Amendment”), the Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated as of October 9, 2007 (the “Second Amendment”), and the Third Amendment to Credit Agreement, Omnibus Amendment to Credit Documents and Assignment, dated as of October 13, 2009 (the “Third Amendment,”) and collectively with the Second Amended and Restated Credit Agreement, the First Amendment and the Second Amendment, the Amended Credit Agreement. Defined terms not otherwise described herein shall have the meanings given to them in the New Credit Agreement.

The New Credit Agreement modifies the Amended Credit Agreement by, among other things:

•	changing the structure of the credit facility from an asset-based facility to a cash flow facility;

•

substituting Wells Fargo Bank, National Association, for Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as U.S. administrative agent, and appointing Wells Fargo Bank, National Association, as U.S. issuing lender and U.S. swingline lender; and

•

increasing our U.S. revolving credit facility from $225,000 to $300,000 and terminating the existing Canadian revolving credit facility (subject to our option to convert and reallocate any portion of the U.S. revolving credit facility then held by HSBC Bank USA, N.A., into a Canadian revolving credit facility upon satisfaction of certain conditions, including obtaining the consent of HSBC Bank USA, N.A., to such conversion and reallocation).

Subject to certain limitations set forth in the New Credit Agreement, we have the option to determine how interest is computed by reference to either (i) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 2.25% and 3.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement), or (ii) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, or the daily one-month LIBOR plus 1.00%), plus an applicable margin between 1.25% and 2.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement). Advances under the Canadian revolving credit facility, if any, will bear interest as described in the New Credit Agreement. If an event of default exists or continues under the New Credit Agreement, advances may bear interest at the rates described above, plus 2.00%. Interest is payable on a quarterly basis beginning on June 30, 2011.

Additionally, the New Credit Agreement, among other things:

•	permits us to effect up to two separate increases in the aggregate commitments under the credit facility, of at least $50,000 per commitment increase, and of up to $150,000 in the aggregate;

•

requires us to comply with a “Total Debt Leverage Ratio” covenant, which prohibits us from permitting the Total Debt Leverage Ratio (as defined in the New Credit Agreement), at the end of each fiscal quarter, to be greater than 4.00 to 1.00;

•

requires us to comply with a “Senior Debt Leverage Ratio” covenant, which prohibits us from permitting the Senior Debt Leverage Ratio (as defined in the New Credit Agreement), at the end of each fiscal quarter, to be greater than 2.50 to 1.00 and

•

requires us to comply with a “Consolidated Interest Coverage Ratio” covenant, which prohibits us from permitting the ratio of, as of the last day of each fiscal quarter, (i) the consolidated EBITDA of Complete and its consolidated Restricted Subsidiaries (as defined in the New Credit Agreement), calculated for the four fiscal quarters then ended, to (ii) the consolidated interest expense of Complete and its consolidated Restricted Subsidiaries for the four fiscal quarters then ended, to be less than 2.75 to 1.00.

We were in compliance with these debt covenant requirements as of June 30, 2011.

The term of the credit facilities provided for under the New Credit Agreement will continue until the earlier of (i) June 13, 2016 or (ii) the earlier termination in whole of the U.S. lending commitments (or Canadian lending commitments, if any) as further described in the New Credit Agreement. Events of default under the New Credit Agreement remain substantially the same as under the Amended Credit Agreement.

The obligations under the U.S. portion of the New Credit Agreement are secured by first priority security interests on substantially all of the assets (other than certain excluded assets) of Complete and any Domestic Restricted Subsidiary (as defined in the New Credit Agreement), whether now owned or hereafter acquired including, without limitation: (i) all equity interests issued by any domestic subsidiary, (ii) 100% of equity interests issued by first tier foreign subsidiaries but, in any event, no more than 66% of the outstanding voting securities issued by any first tier foreign subsidiary, and (iii) the Existing Mortgaged Properties (as defined in the New Credit Agreement). Additionally, all of the obligations under the U.S. portion of the New Credit Agreement will be guaranteed by Complete and each existing and subsequently acquired or formed Domestic Restricted Subsidiary. The obligations under the Canadian portion of the New Credit Agreement, if any, will be secured by substantially all of the assets (other than certain excluded assets) of Complete and any Restricted Subsidiary (other than our Mexican subsidiary), as further described in the New Credit Agreement. Additionally, all of the obligations under the Canadian portion of the New Credit Agreement, if any, will be guaranteed by Complete as well as certain of our subsidiaries. Subject to certain limitations, we will have the right to designate certain newly acquired and existing subsidiaries as unrestricted subsidiaries under the New Credit Agreement, and the assets of such unrestricted subsidiaries will not serve as security for either the U.S. portion or the Canadian portion, if any, of the New Credit Agreement.

There were no borrowings outstanding under the New Credit Agreement as of June 30, 2011. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22,278, which reduced the available borrowing capacity as of June 30, 2011. We incurred fees related to our letters of credit as of June 30, 2011 at 1.67% per annum. For the six months ended June 30, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum prior to the amendment on June 13, 2011, resulting in a weighted average interest rate of 3.55% per annum for the six-month period ended June 30, 2011. Our available borrowing capacity under the revolving credit facility at June 30, 2011 was $277,722.

We will incur unused commitment fees under the New Credit Agreement ranging from 0.375% to 0.50% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 0.50% as of June 30, 2011. For the six months ended June 30, 2011, the weighted average interest rate associated with unused commitments was 0.96% per annum.

We recorded deferred financing fees associated with the New Credit Agreement in June 2011 totaling $2,567. These fees will be amortized to expense, along with the remaining balance of deferred financing fees associated with the prior amendments to this facility, over the term of the facility which matures in June 2016.

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

On January 31, 2011, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 428,960 shares of non-vested restricted stock at a grant price of $27.94. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $11,982 ratably over the three-year vesting period. We granted an additional 23,500 shares of non-vested restricted stock in May 2011 and expect to recognize compensation expense associated with these grants totaling $718 ratably over the three-year vesting period. In addition, we granted 231,300 stock options to purchase shares of our common stock at an exercise price of $27.94. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period. The fair value of the stock options granted during the six months ended June 30, 2011 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Assumptions:	Six Months Ended June 30, 2011
Risk-free rate	0.96% to 1.92%
Expected term (in years)	3.7 to 5.1
Volatility	54.1%
Calculated fair value per option	$11.32 to $13.53

We calculated the expected volatility of our common stock based on our historical volatility, adjusted for certain qualitative factors, over the expected term of the options. This volatility factor was used to compute the calculation of the fair market value of stock option grants made during the six months ended June 30, 2011.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,782 over the vesting period of these 2011 stock option grants. For the quarter and six months ended June 30, 2011, we have recognized expense related to these stock option grants totaling $232 and $386, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and six months ended June 30, 2011 was a decrease of $146 and $243, respectively, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $2,396 as of June 30, 2011 and will be recognized over the applicable remaining vesting periods.

For the quarters ended June 30, 2011 and 2010, we recognized compensation expense associated with all stock option awards totaling $591 and $593, respectively, resulting in a decrease in net income of $372 and $363, respectively. The impact of this compensation expense on earnings per share was a $0.01 reduction in diluted earnings per share for each of the quarters ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, we recognized compensation expense associated with all stock option awards totaling $1,156 and $1,343, respectively, resulting in a decrease in net income of $726 and $821, respectively. This resulted in a $0.01 impact on earnings per share for the six months ended June 30, 2011 and 2010, respectively. Total unrecognized compensation expense associated with outstanding stock option awards at June 30, 2011 was $4,080 or $2,563, net of tax.

The following tables provide a roll forward of stock options from December 31, 2010 to June 30, 2011 and a summary of stock options outstanding by exercise price range at June 30, 2011:

	Options Outstanding
	Number	Weighted Average Exercise Price
Balance at December 31, 2010	3,141,580	$12.68
Granted	231,300	$27.94
Exercised	(891,052)	$16.93
Cancelled	—	$—

Balance at June 30, 2011	2,481,828	$12.57

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding at June 30, 2011	Weighted Average Remaining Life (months)	Weighted Average Exercise Price	Exercisable at June 30, 2011	Weighted Average Remaining Life (months)	Weighted Average Exercise Price
$5.00	60,000	23	$5.00	60,000	23	$5.00
$6.41 – $8.16	1,251,934	69	$6.55	954,457	63	$6.59
$11.66 – $12.53	483,964	99	$12.47	143,765	90	$12.32
$15.90	61,900	79	$15.90	61,900	67	$15.90
$17.67 – $19.87	155,863	67	$19.75	155,863	67	$19.75
$23.27 – $24.00	140,367	58	$23.98	140,367	58	$23.98
$26.26 – $27.94	276,300	108	$27.68	45,000	71	$26.35
$29.88	40,000	83	$29.88	40,000	83	$29.88
$34.19	11,500	84	$34.19	7,667	84	$34.19

	2,481,828	78	$12.57	1,609,019	65	$11.46

The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2011 was $6,625 and $15,087, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at June 30, 2011 was $35,249. Assuming all stock options outstanding at June 30, 2011 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $51,991.

(b) Non-vested Restricted Stock:

We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At June 30, 2011, amounts not yet recognized related to non-vested restricted stock totaled $17,114, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $12,669 related to grants during the six months ended June 30, 2011. We recognized compensation expense associated with non-vested restricted stock totaling $2,621 and $2,428 for the quarters ended June 30, 2011 and 2010, respectively, and $5,187 and $4,312 for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the change in non-vested restricted stock from December 31, 2010 to June 30, 2011:

	Non-vested Restricted Stock
	Number	Weighted Average Grant Price
Balance at December 31, 2010	1,672,854	$11.12
Granted	452,460	$28.08
Vested	(759,450)	$10.45
Forfeited	(6,716)	$15.37

Balance at June 30, 2011	1,359,148	$17.12

(c) Treasury Shares:

In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we purchased the following shares of our common stock during the six months ended June 30, 2011:

Period	Shares Purchased	Average Price Paid per Share	Extended Amount
January 1 – 31, 2011	199,510	$27.45	$5,476
February 1 – 28, 2011	—	—	—
March 1 – 31, 2011	1,374	$28.22	39
April 1 – 30, 2011	426	$29.72	13
May 1 – 31, 2011	1,065	$30.80	33
June 1 – 30, 2011	644	$30.90	20

	203,019		$5,581

9. Earnings per share:

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share. The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average basic common shares outstanding	77,777	76,036	77,362	75,869
Effect of dilutive securities:
Employee stock options	1,033	553	1,080	565
Non-vested restricted stock	377	729	453	760

Weighted average diluted common and potential common shares outstanding	79,187	77,318	78,895	77,194

We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarter and six months ended June 30, 2011 and 2010. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 33,491 shares and 342,931 shares for the quarters ended June 30, 2011 and 2010, respectively, and 35,458 shares and 364,171 shares for the six months ended June 30, 2011 and 2010, respectively.

10. Segment information:

We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the U.S. GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. It should be noted that companies calculate EBITDA (including Adjusted EBITDA) differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. Adjusted EBITDA calculated by us may not be comparable to the EBITDA (or Adjusted EBITDA) calculation of another company and also differs from the calculation of EBITDA under our credit facilities (see Note 7, Long-term debt, for a description of the calculation of EBITDA under our existing credit facility, as amended). See the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.

We have three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of June 30, 2011. Inter-segment transactions are accounted for on a cost recovery basis.

	C&PS	Drilling Services	Product Sales	Corporate	Total
Quarter Ended June 30, 2011
Revenue from external customers	$491,881	$52,222	$7,864	$—	$551,967
Inter-segment revenues	$25	$2	$4,012	$(4,039)	$—
Adjusted EBITDA, as defined	$144,931	$13,888	$1,863	$(11,075)	$149,607
Depreciation and amortization	$43,585	$4,790	$486	$604	$49,465

Operating income (loss)	$101,346	$9,098	$1,377	$(11,679)	$100,142
Capital expenditures	$86,535	$1,696	$176	$76	$88,483

Quarter Ended June 30, 2010
Revenue from external customers	$310,460	$40,445	$9,340	$—	$360,245
Inter-segment revenues	$165	$152	$784	$(1,101)	$—
Adjusted EBITDA, as defined	$84,748	$8,663	$1,250	$(9,320)	$85,341
Depreciation and amortization	$39,770	$4,644	$561	$497	$45,472

Operating income (loss)	$44,978	$4,019	$689	$(9,817)	$39,869
Capital expenditures	$25,296	$4,526	$18	$711	$30,551

As of June 30, 2011
Segment assets	$1,558,878	$166,436	$35,579	$204,772	$1,965,665

Six Months Ended June 30, 2011
Revenue from external customers	$928,968	$102,374	$15,842	$—	$1,047,184
Inter-segment revenues	$30	$2	$6,489	$(6,521)	$—
Adjusted EBITDA, as defined	$266,445	$26,376	$3,077	$(20,900)	$274,998
Depreciation and amortization	$86,842	$9,539	$1,028	$1,204	$98,613

Operating income (loss)	$179,603	$16,837	$2,049	$(22,104)	$176,385
Capital expenditures(1)	$134,736	$3,242	$288	$467	$138,733

Six Months Ended June 30, 2010
Revenue from external customers	$576,748	$75,549	$17,652	$—	$669,949
Inter-segment revenues	$193	$301	$1,390	$(1,884)	$—
Adjusted EBITDA, as defined	$142,504	$14,082	$2,812	$(18,149)	$141,249
Depreciation and amortization	$79,563	$9,102	$1,137	$989	$90,791

Operating income (loss)	$62,941	$4,980	$1,675	$(19,138)	$50,458
Capital expenditures	$33,715	$7,364	$104	$711	$41,894

As of December 31, 2010
Segment assets	$1,488,755	$170,944	$35,015	$105,862	$1,800,576

(1)	For the six months ended June 30, 2011, capital expenditures of $138,733 represents actual cash invested of $149,072, less amounts accrued but not paid at December 31, 2010 of $20,017, plus amounts accrued but not paid at June 30, 2011 of $9,678.

We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income for the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating income	$100,142	$39,869	$176,385	$50,458
Interest expense	13,681	14,760	27,824	29,501
Interest income	(132)	(95)	(227)	(143)
Income taxes	32,088	9,533	55,349	8,191

Net income	$54,505	$15,671	$93,439	$12,909

The following table summarizes the change in the carrying amount of goodwill by segment for the six months ended June 30, 2011:

	C&PS	Drilling Services	Product Sales	Total
Balance at December 31, 2010	$242,569	$5,563	$2,401	$250,533
Acquisition (a) and other	4,463	—	—	4,463

Balance at June 30, 2011	$247,032	$5,563	$2,401	$254,996

(a)	For a description of our business acquisition as of June 30, 2011, see Note 2, “Business acquisition.”

11. Financial instruments:

The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At June 30, 2011, the fair value of these notes was $637,800 based on the published closing price.

A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers based on their financial condition and generally do not require collateral. For the six months ended June 30, 2011, we had two customers who provided 18.5% and 9.3% of our total revenue.

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

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, individually, and in the aggregate, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

We have historically incurred additional insurance premiums related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.

13. Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:

The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010; (2) unaudited condensed consolidating statements of operations for the quarters and six months ended June 30, 2011 and 2010 and (3) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010.

Condensed Consolidating Balance Sheet

June 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$162,248	$4,697	$27,424	$(23,815)	$170,554
Accounts receivable, net	239	348,988	44,708	—	393,935
Inventory, net	—	25,925	12,665	—	38,590
Prepaid expenses	8,864	16,802	7,315	—	32,981
Income tax receivable	23,641	—	(1)	—	23,640
Current deferred tax assets	2,835	—	—	—	2,835
Other current assets	—	57	—	—	57

Total current assets	197,827	396,469	92,111	(23,815)	662,592
Property, plant and equipment, net	4,491	947,362	49,957	—	1,001,810
Investment in consolidated subsidiaries	1,057,702	122,559	—	(1,180,261)	—
Inter-company receivable	521,866	—	—	(521,866)	—
Goodwill	15,531	236,607	2,858	—	254,996
Other long-term assets, net	32,186	12,030	2,051	—	46,267

Total assets	$1,829,603	$1,715,027	$146,977	$(1,725,942)	$1,965,665

Current liabilities
Accounts payable	$399	$82,020	$12,205	$(23,815)	$70,809
Accrued liabilities	22,275	19,885	6,460	—	48,620
Accrued payroll and payroll burdens	1,140	26,898	2,502	—	30,540
Accrued interest	2,452	—	6	—	2,458
Income taxes payable	—	—	1,106	—	1,106

Total current liabilities	26,266	128,803	22,279	(23,815)	153,533
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	519,660	2,206	(521,866)	—
Deferred income taxes	230,733	3,798	(80)	—	234,451
Other long-term liabilities	1,073	5,064	13	—	6,150

Total liabilities	908,072	657,325	24,418	(545,681)	1,044,134
Stockholders’ equity
Total stockholders’ equity	921,531	1,057,702	122,559	(1,180,261)	921,531

Total liabilities and stockholders’ equity	$1,829,603	$1,715,027	$146,977	$(1,725,942)	$1,965,665

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$111,834	$569	$31,046	$(16,768)	$126,681
Accounts receivable, net	696	313,936	31,016	—	345,648
Inventory, net	—	21,935	11,601	—	33,536
Prepaid expenses	6,388	10,980	1,332	—	18,700
Income tax receivable	10,164	13,298	—	—	23,462
Current deferred tax assets	2,499	—	—	—	2,499
Other current assets	882	502	—	—	1,384

Total current assets	132,463	361,220	74,995	(16,768)	551,910
Property, plant and equipment, net	4,730	898,013	53,285	—	956,028
Investment in consolidated subsidiaries	930,631	115,449	—	(1,046,080)	—
Inter-company receivable	554,482	—	445	(554,927)	—
Goodwill	15,531	232,144	2,858	—	250,533
Other long-term assets, net	29,966	10,161	1,978	—	42,105

Total assets	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Current liabilities
Accounts payable	$376	$82,952	$8,539	$(16,768)	$75,099
Accrued liabilities	18,269	21,355	4,667	—	44,291
Accrued payroll and payroll burdens	4,353	19,325	2,890	—	26,568
Accrued interest	2,439	1	6	—	2,446
Income taxes payable	(1,043)	—	1,043	—	—

Total current liabilities	24,394	123,633	17,145	(16,768)	148,404
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	553,907	1,020	(554,927)	—
Deferred income taxes	186,693	3,794	(65)	—	190,422
Other long-term liabilities	882	5,022	12	—	5,916

Total liabilities	861,969	686,356	18,112	(571,695)	994,742
Stockholders’ equity
Total stockholders’ equity	805,834	930,631	115,449	(1,046,080)	805,834

Total liabilities and stockholders’ equity	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Condensed Consolidated Statement of Operations

Quarter Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenue:
Service	$—	$510,935	$34,818	$(1,650)	$544,103
Product	—	129	7,735	—	7,864

	—	511,064	42,553	(1,650)	551,967
Service expenses	—	320,934	27,361	(1,650)	346,645
Product expenses	—	(307)	5,642	—	5,335
Selling, general and administrative expenses	11,074	36,358	2,948	—	50,380
Depreciation and amortization	429	46,038	2,998	—	49,465

Income (loss) before interest and taxes	(11,503)	108,041	3,604	—	100,142
Interest expense	14,154	365	40	(878)	13,681
Interest income	(953)	(2)	(55)	878	(132)
Equity in earnings of consolidated affiliates	(71,596)	(3,276)	—	74,872	—

Income (loss) before taxes	46,892	110,954	3,619	(74,872)	86,593
Taxes	(7,613)	39,358	343	—	32,088

Net income (loss)	$54,505	$71,596	$3,276	$(74,872)	$54,505

Condensed Consolidated Statement of Operations

Quarter Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenue:
Service	$—	$324,310	$28,326	$(1,731)	$350,905
Product	—	951	8,389	—	9,340

	—	325,261	36,715	(1,731)	360,245
Service expenses	—	202,968	22,327	(1,731)	223,564
Product expenses	—	822	6,501	—	7,323
Selling, general and administrative expenses	9,320	29,465	5,232	—	44,017
Depreciation and amortization	334	41,910	3,228	—	45,472

Income (loss) before interest and taxes	(9,654)	50,096	(573)	—	39,869
Interest expense	14,733	1,731	18	(1,722)	14,760
Interest income	(1,832)	(1)	16	1,722	(95)
Equity in earnings of consolidated affiliates	(28,001)	845	—	27,156	—

Income (loss) before taxes	5,446	47,521	(607)	(27,156)	25,204
Taxes	(10,225)	19,520	238	—	9,533

Net income (loss)	$15,671	$28,001	$(845)	$(27,156)	$15,671

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenue:
Service	$—	$961,296	$73,308	$(3,262)	$1,031,342
Product	—	2,076	13,766	—	15,842

	—	963,372	87,074	(3,262)	1,047,184
Service expenses	—	608,493	55,936	(3,262)	661,167
Product expenses	—	1,523	9,765	—	11,288
Selling, general and administrative expenses	20,900	72,869	5,962	—	99,731
Depreciation and amortization	858	91,495	6,260	—	98,613

Income (loss) before interest and taxes	(21,758)	188,992	9,151	—	176,385
Interest expense	28,602	1,240	80	(2,098)	27,824
Interest income	(2,232)	(2)	(91)	2,098	(227)
Equity in earnings of consolidated affiliates	(125,427)	(7,468)	—	132,895	—

Income (loss) before taxes	77,299	195,222	9,162	(132,895)	148,788
Taxes	(16,140)	69,795	1,694	—	55,349

Net income (loss)	$93,439	$125,427	$7,468	$(132,895)	$93,439

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenue:
Service	$—	$592,404	$63,355	$(3,462)	$652,297
Product	—	1,926	15,726	—	17,652

	—	594,330	79,081	(3,462)	669,949
Service expenses	—	385,995	47,851	(3,462)	430,384
Product expenses	—	1,532	11,915	—	13,447
Selling, general and administrative expenses	18,150	58,902	7,817	—	84,869
Depreciation and amortization	666	83,616	6,509	—	90,791

Income (loss) before interest and taxes	(18,816)	64,285	4,989	—	50,458
Interest expense	29,445	3,439	32	(3,415)	29,501
Interest income	(3,562)	(4)	8	3,415	(143)
Equity in earnings of consolidated affiliates	(41,355)	(5,084)	—	46,439	—

Income (loss) before taxes	(3,344)	65,934	4,949	(46,439)	21,100
Taxes	(16,253)	24,579	(135)	—	8,191

Net income (loss)	$12,909	$41,355	$5,084	$(46,439)	$12,909

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$93,439	$125,427	$7,468	$(132,895)	$93,439
Items not affecting cash:
Equity in earnings of consolidated affiliates	(125,427)	(7,468)	—	132,895	—
Depreciation and amortization	858	91,495	6,260	—	98,613
Other	2,787	45,081	(89)	—	47,779
Changes in operating assets and liabilities	32,146	(58,966)	(15,476)	(7,047)	(49,343)

Net cash provided by (used in) operating activities	3,803	195,569	(1,837)	(7,047)	190,488

Investing activities:
Additions to property, plant and equipment	(467)	(144,726)	(3,879)	—	(149,072)
Inter-company receipts	32,616	—	445	(33,061)	—
Acquisitions	—	(15,576)	—	—	(15,576)
Proceeds from the disposal of capital assets	—	3,108	177	—	3,285
Other	191	—	—	—	191

Net cash provided by (used for) investing activities	32,340	(157,194)	(3,257)	(33,061)	(161,172)

Financing activities:
Inter-company borrowings	—	(34,247)	1,186	33,061	—
Proceeds from issuances of common stock	15,087	—	—	—	15,087
Purchase of treasury shares	(5,581)	—	—	—	(5,581)
Other	4,765	—	—	—	4,765

Net cash provided by (used in) financing activities	14,271	(34,247)	1,186	33,061	14,271
Effect of exchange rate changes on cash	—	—	286	—	286

Change in cash and cash equivalents	50,414	4,128	(3,622)	(7,047)	43,873
Cash and cash equivalents, beginning of period	111,834	569	31,046	(16,768)	126,681

Cash and cash equivalents, end of period	$162,248	$4,697	$27,424	$(23,815)	$170,554

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$12,909	$41,355	$5,084	$(46,439)	$12,909
Items not affecting cash:
Equity in earnings of consolidated affiliates	(41,355)	(5,084)	—	46,439	—
Depreciation and amortization	666	83,616	6,509	—	90,791
Other	8,832	5,196	(463)	—	13,565
Changes in operating assets and liabilities	44,921	(52,801)	(2,976)	(1,894)	(12,750)

Net cash provided by (used in) operating activities	25,973	72,282	8,154	(1,894)	104,515

Investing activities:
Additions to property, plant and equipment	(711)	(39,825)	(1,358)	—	(41,894)
Inter-company receipts	38,796	—	—	(38,796)	—
Acquisitions	—	(1,365)	—	—	(1,365)
Proceeds from the disposal of capital assets	—	3,024	93	—	3,117

Net cash provided by (used for) investing activities	38,085	(38,166)	(1,265)	(38,796)	(40,142)

Financing activities:
Repayments of long-term debt	—	(62)	(2)	—	(64)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(33,750)	(5,046)	38,796	—
Proceeds from issuances of common stock	2,263	—	—	—	2,263
Purchase of treasury shares	(1,410)	—	—	—	(1,410)
Other	273	—	—	—	273

Net cash provided by (used in) financing activities	57	(33,812)	(5,048)	38,796	(7)
Effect of exchange rate changes on cash	—	—	(78)	—	(78)

Change in cash and cash equivalents	64,115	304	1,763	(1,894)	64,288
Cash and cash equivalents, beginning of period	64,871	519	17,001	(5,031)	77,360

Cash and cash equivalents, end of period	$128,986	$823	$18,764	$(6,925)	$141,648

14. Recent accounting pronouncements and authoritative literature:

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

In May 2011, the FASB issued guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact that this accounting guidance may have on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued guidance pertaining to the presentation of comprehensive income. This guidance, which is effective retrospectively for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

15. Subsequent events:

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. We received proceeds from the sale of this business totaling $19,300, which is subject to further adjustment based on the net tangible assets of the business on June 30, 2011. We have not yet finalized the gain or loss on this transaction, but we expect that such a gain or loss will not have a significant impact on our financial statements. For a tabular presentation of the operating results of this business for the three and six months ended June 30, 2011 and 2010 and the pro forma impact of this business on consolidated earnings during these periods, as well as the pro forma balance sheet presentation of this business as held for sale if such transaction had occurred as of June 30, 2011 and December 31, 2010, see Note 1, “General—Discontinued operations.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2011 and for the quarters and six months ended June 30, 2011 and 2010, included elsewhere herein.

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

AVERAGE RIG COUNTS

	Quarter Ended 6/30/11	Quarter Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
BHI Rotary Rig Count:
U.S. Land	1,795	1,464	1,745	1,385
U.S. Offshore	31	42	28	43

Total U.S.	1,826	1,506	1,773	1,428
Canada	187	163	379	310

Total North America	2,013	1,669	2,152	1,738

Source: BHI (www.BakerHughes.com)

	Quarter Ended 6/30/11	Quarter Ended 6/30/10	Six Months Ended 6/30/11	Six Months Ended 6/30/10
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	2,056	1,830	2,034	1,780
Canada	671	399	693	442

Total North America	2,727	2,229	2,727	2,222

Source: Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs.”

Outlook

Oilfield market conditions improved throughout 2010 and through the first six months of 2011 due to higher oil prices, which are encouraging increased investments in oil plays and in gas fields that have meaningful natural gas liquids content. Although improving modestly in recent months, the price of natural gas in North America has remained subdued as a result of above average storage levels caused primarily by increasing gas production from unconventional resource plays. Activity in oil and liquid-rich basins is expected to increase and activity in dry gas basins should remain steady through the remainder of the year as customers work through a backlog of wells caused by service capacity shortages and a requirement to complete wells to retain acreage.

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

Our long-term growth strategy has not changed. We intend to add like-kind equipment and expand our service offerings through internal capital investment and accelerate our growth by acquiring complementary businesses which expand our service offerings in a current operating area or extend our geographical footprint into targeted basins. Furthermore, we will continue to evaluate our existing service and product offerings and seek to dispose of businesses which are deemed to be non-core services, when market conditions and the terms for such transactions are deemed favorable. For 2011, we expect to spend between $375 and $400 million for capital investment and we continue to seek strategic acquisitions.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2011.

Recent Transactions

On May 11, 2011, we completed the purchase of the hydraulic snubbing and production testing assets of a business with operations in the Marcellus, Eagle Ford and Barnett Shales. We paid a total of $15.6 million in cash for these assets, which included goodwill of $4.4 million. The entire purchase price was allocated to the completion and production services business segment. We believe this acquisition will supplement our hydraulic snubbing and production testing service offerings in Pennsylvania and Texas.

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. We received proceeds from the sale of this business totaling $19.3 million, which is subject to further adjustment based on the net tangible assets of the business on June 30, 2011. We have not yet finalized the gain or loss on this transaction, but we expect that such a gain or loss will not have a significant impact on our financial statements for the third quarter of 2011.

Results of Operations

	Quarter Ended 6/30/11	Quarter Ended 6/30/10	Change 2011/ 2010	Percent Change 2011/ 2010
	(unaudited, in thousands)
Revenue:
Completion and production services	$491,881	$310,460	$181,421	58%
Drilling services	52,222	40,445	11,777	29%
Product sales	7,864	9,340	(1,476)	(16%)

Total	$551,967	$360,245	$191,722	53%

Adjusted EBITDA:
Completion and production services	$144,931	$84,748	$60,183	71%
Drilling services	13,888	8,663	5,225	60%
Product sales	1,863	1,250	613	49%
Corporate	(11,075)	(9,320)	(1,755)	19%

Total	$149,607	$85,341	$64,266	75%

	Six Months Ended 6/30/11	Six Months Ended 6/30/10	Change 2011/ 2010	Percent Change 2011/ 2010
	(unaudited, in thousands)
Revenue:
Completion and production services	$928,968	$576,748	$352,220	61%
Drilling services	102,374	75,549	26,825	36%
Product sales	15,842	17,652	(1,810)	(10%)

Total	$1,047,184	$669,949	$377,235	56%

Adjusted EBITDA:
Completion and production services	$266,445	$142,504	$123,941	87%
Drilling services	26,376	14,082	12,294	87%
Product sales	3,077	2,812	265	9%
Corporate	(20,900)	(18,149)	(2,751)	15%

Total	$274,998	$141,249	$133,749	95%

“Corporate” includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles Adjusted EBITDA for the quarters and six months ended June 30, 2011 and 2010 to the most comparable U.S. GAAP measure, operating income (loss). The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the calculation of “EBITDA” as defined under our existing credit facilities, see Note 7, “Long-term debt” included in the notes to consolidated financial statements included elsewhere in this Quarterly Report.

Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion and Production Services	Drilling Services	Product Sales	Corporate	Total
	(unaudited, in thousands)
Quarter Ended June 30, 2011
Adjusted EBITDA, as defined	$144,931	$13,888	$1,863	$(11,075)	$149,607
Depreciation and amortization	$43,585	$4,790	$486	$604	$49,465

Operating income (loss)	$101,346	$9,098	$1,377	$(11,679)	$100,142

Quarter Ended June 30, 2010
Adjusted EBITDA, as defined	$84,748	$8,663	$1,250	$(9,320)	$85,341
Depreciation and amortization	$39,770	$4,644	$561	$497	$45,472

Operating income (loss)	$44,978	$4,019	$689	$(9,817)	$39,869

Six Months Ended June 30, 2011
Adjusted EBITDA, as defined	$266,445	$26,376	$3,077	$(20,900)	$274,998
Depreciation and amortization	$86,842	$9,539	$1,028	$1,204	$98,613

Operating income (loss)	$179,603	$16,837	$2,049	$(22,104)	$176,385

Six Months Ended June 30, 2010
Adjusted EBITDA, as defined	$142,504	$14,082	$2,812	$(18,149)	$141,249
Depreciation and amortization	$79,563	$9,102	$1,137	$989	$90,791

Operating income (loss)	$62,941	$4,980	$1,675	$(19,138)	$50,458

We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income as reported above to net income for the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating income	$100,142	$39,869	$176,385	$50,458
Interest expense	13,681	14,760	27,824	29,501
Interest income	(132)	(95)	(227)	(143)
Income taxes	32,088	9,533	55,349	8,191

Net income	$54,505	$15,671	$93,439	$12,909

Below is a discussion of our operating results by segment for these periods.

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010 (Unaudited)

Revenue

Revenue for the quarter ended June 30, 2011 increased by $191.7 million, or 53%, to $552.0 million from $360.2 million for the same period in 2010. The changes by segment were as follows:

•

Completion and Production Services. Segment revenue increased $181.4 million, or 58%, for the quarter primarily due to an increase in activity levels in the oil and gas industry. We experienced favorable year-over-year improvements for most of our business lines, especially our pressure pumping, coiled tubing and fluid handling businesses as higher demand for our services, resulted in better utilization and pricing of our existing equipment. We invested in additional operating equipment, including pressure pumping frac fleets, coiled tubing units and fluid handling assets, which we placed into service during the past twelve months. We completed several small acquisitions in 2010 and one acquisition in May 2011, which also contributed to the revenue growth for this segment.

•

Drilling Services. Segment revenue increased $11.8 million, or 29%, during the quarter primarily due to increased activity levels in the industry and improved utilization and pricing for our rig relocation and contract drilling businesses.

•

Product Sales. Segment revenue decreased $1.5 million, or 16%, for the quarter due to lower third-party sales at our fabrication and repair business in Texas as well as a decrease in our Southeast Asian operations, for which revenues can fluctuate between periods due to the project-specific nature of this business.

Service and Product Expenses

Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $121.1 million, or 52%, to $352.0 million for the quarter ended June 30, 2011 from $230.9 million for the quarter ended June 30, 2010. The following table summarizes service and product expenses as a percentage of revenues for the quarters ended June 30, 2011 and 2010:

Service and Product Expenses as a Percentage of Revenue

	Quarter Ended
Segment:	6/30/11	6/30/10	Change
Completion and production services	63%	63%	—
Drilling services	67%	68%	(1%)
Product sales	68%	78%	(10%)
Total	64%	64%	—

Total service and product expenses as a percentage of overall revenue remained consistent when comparing the quarter ended June 30, 2011 to the same period in 2010. Service and product expenses as a percentage of revenue for the products segments decreased favorably when comparing the quarter ended June 30, 2011 to the same period in 2010, due primarily to a favorable sales mix in 2011 associated with our Southeast Asian business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $6.4 million, or 14%, for the quarter ended June 30, 2011 to $50.4 million from $44.0 million during the quarter ended June 30, 2010. This increase was primarily related to higher payroll related costs resulting from increased headcount, merit increases that were awarded during the quarter ended June 30, 2011, higher incentive compensation based upon earnings and the reinstatement of matching contributions to our 401(k) and deferred compensation plans. Partially offsetting this increase in payroll costs was a decrease in bad debt expense as well as a decrease in losses on the disposition of assets in the quarter ended June 30, 2011 compared to the same period in 2010. As a percentage of revenues, selling, general and administrative expense was 9% and 12% for the quarters ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $4.0 million, or 9%, to $49.5 million for the quarter ended June 30, 2011 from $45.5 million for the quarter ended June 30, 2010. The increase in depreciation and amortization expense was primarily related to capital investment in equipment which was placed into service during the twelve-month period from July 2010 through June 2011. In addition, we acquired several small businesses in 2010 which contributed a full-quarter of depreciation and amortization expense for the quarter ended June 30, 2011 but had no impact for the same period in 2010, and we acquired a small business in May 2011 which contributed depreciation expense, as well as amortization expense associated with certain intangible assets acquired. As a percentage of revenue, depreciation and amortization expense decreased to 9% from 13% for the quarter ended June 30, 2011 compared to the same period in 2010.

Interest expense

Interest expense decreased 7%, or $1.1 million, to $13.7 million for the quarter ended June 2011 compared to $14.8 million for the quarter ended June 30, 2010. The overall decrease in interest expense was largely due to higher capitalized interest associated with construction in progress, as well as lower fees associated with an amendment to our revolving credit facilities in June 2011.

Taxes

We recorded a provision of $32.1 million for the quarter ended June 30, 2011 at an effective rate of approximately 37% and a provision of $9.5 million for the quarter ended June 30, 2010 at an effective rate of approximately 38%. The increase in the tax provision was consistent with an increase in pre-tax income for the respective periods.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 (Unaudited)

Revenue

Revenue for the six months ended June 30, 2011 increased by $377.3 million, or 56%, to $1,047.2 million from $669.9 million for the same period in 2010. The changes by segment were as follows:

•

Completion and Production Services. Segment revenue increased $352.2 million, or 61%, for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in activity levels in the oil and gas industry. We experienced favorable year-over-year improvements for most of our business lines, especially our pressure pumping, coiled tubing and fluid handling businesses as higher demand for our services resulted in better utilization and pricing of our existing equipment. We invested in equipment, including pressure pumping frac fleets, coiled tubing units and fluid handling assets, which we placed into service during the past twelve months. In addition, we acquired several small businesses during 2010 and one business in May 2011 which contributed to our revenue growth in this segment.

•

Drilling Services. Segment revenue increased $26.8 million, or 36%, for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to increased activity levels in the industry and improved utilization and pricing in our rig logistics and contract drilling businesses.

•

Product Sales. Segment revenue decreased $1.8 million, or 10%, for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to a decline in sales at our Southeast Asian facility, and the mix of products sold during the period compared to the same period in 2010.

Service and Product Expenses

Service and product expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $228.7 million, or 52%, to $672.5 million for the six months ended June 30, 2011 from $443.8 million for the same period in 2010. The following table summarizes service and product expenses as a percentage of revenues for the six months ended June 30, 2011 and 2010:

Service and Product Expenses as a Percentage of Revenue

	Six Months Ended
	6/30/11	6/30/10	Change
Segment:
Completion and production services	64%	65%	(1%)
Drilling services	68%	72%	(4%)
Product sales	71%	76%	(5%)
Total	64%	66%	(2%)

Service and product expenses as a percentage of revenue decreased slightly for the six months ended June 30, 2011 compared to the same period in 2010. Margins by business segment were primarily impacted by utilization and pricing.

•

Completion and Production Services. Service and product expenses as a percentage of revenue for this business segment decreased slightly when comparing the six months ended June 30, 2011 to the same period in 2010 primarily due to an increase in overall oilfield activity, improved pricing and service mix, with an increase in sales for historically higher-margin offerings, partially offset by some increases in labor, fuel and repair costs.

•

Drilling Services. Service and product expenses as a percentage of revenue for this business segment decreased for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to increased asset utilization and improved pricing.

•

Product Sales. Service and product expenses as a percentage of revenue for the products segment decreased for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to a favorable product mix for our Southeast Asian business when comparing the same periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.8 million, or 18% to $99.7 million, for the six months ended June 30, 2011 compared to $84.9 million for the same period in 2010. This increase was primarily related to higher payroll related costs resulting from increases in headcount, merit increases which were awarded during the second quarter of 2011, an increase in incentive compensation based on higher earnings and the reinstatement of matching contributions to our 401(k) and deferred compensation plans. Partially offsetting this increase in payroll costs was a decrease in bad debt expense due to recoveries in 2011 and a decrease in losses on the disposition of assets in 2011 compared to the same period in 2010. As a percentage of revenues, selling, general and administrative expense was 10% and 13% for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $7.8 million, or 9%, to $98.6 million for the six months ended June 30, 2011 from $90.8 million for the six months ended June 30, 2010. The increase in depreciation and amortization expense was primarily related to capital investment in equipment which was placed into service during the twelve-month period from July 2010 through June 2011. In addition, we acquired several small businesses in 2010 which contributed a full six months of depreciation and amortization expense for the six months ended June 30, 2011 but had little impact for the same period in 2010, and we acquired a small business in May 2011 which contributed depreciation expense as well as amortization expense associated with intangible assets in 2011. As a percentage of revenue, depreciation and amortization expense decreased to 9% from 14% for the six months ended June 30, 2011 compared to the same period in 2010.

Interest Expense

Interest expense decreased 6%, or $1.7 million, to $27.8 million for the six months ended June 2011 compared to $29.5 million for the same period in 2010. The overall decrease in interest expense was largely due to higher capitalized interest associated with construction in progress, as well as lower fees associated with an amendment to our revolving credit facilities in June 2011.

Taxes

We recorded a tax provision of $55.3 million for the six months ended June 30, 2011 at an effective rate of approximately 37% and a tax provision of $8.2 million for the six months ended June 30, 2010 at an effective rate of approximately 39%. The lower effective rate for the six months ended June 30, 2011 was due to a greater benefit from the domestic production activities deduction relative to 2010, as well as the mix of earnings amongst the various tax jurisdictions in which we operate.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital, net of cash, of $338.5 million and cash and cash equivalents of $170.6 million, compared to working capital, net of cash, of $276.8 million and cash and cash equivalents of $126.7 million at December 31, 2010. Our working capital, net of cash, increased at June 30, 2011 compared to December 31, 2010 largely due to an increase in trade receivables, reflecting an overall increase in oilfield activity levels.

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

The following table summarizes cash flows by type for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flows provided by (used in):
Operating activities	$190,488	$104,515
Investing activities	(161,172)	(40,142)
Financing activities	14,271	(7)

Net cash provided by operating activities increased $86.0 million for the six months ended June 30, 2011 compared to the same period in 2010. This increase in operating cash flows in 2011 reflects an increase in cash receipts associated with increased sales as demand for our services and products increased during the period. In addition, we entered into several long-term contracts to provide pressure pumping services and deployed significant assets. We believe our long-term take-or-pay contracts will provide a relatively stable cash flow.

Net cash used in investing activities increased by $121.0 million for the six months ended June 30, 2011 compared to the same period in 2010. This increase primarily resulted from an increase in investment in capital expenditures, including a frac fleet placed into service in January 2011 and several coiled tubing units placed into service during the second quarter of 2011. In addition, we acquired a small business in May 2011 for $15.6 million.

Net cash provided by financing activities increased $14.3 million for the six months ended June 30, 2011 compared to the same period in 2010. The primary source of funds was proceeds from the issuance of common stock associated with the exercise of employee stock options, partially offset by the purchase of treasury shares in settlement of tax liabilities associated with stock-based compensation. In addition, we paid $1.1 million to settle a note payable associated with the financing of insurance premiums during the six months ended June 30, 2010.

We believe that our cash balance, operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months.

Dividends

We did not pay dividends on our $0.01 par value common stock during the six months ended June 30, 2011 or during the years ended December 31, 2010, 2009 and 2008. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and reinvest such funds in our business. Furthermore, our credit facility contains restrictive debt covenants which preclude us from paying future dividends on our common stock.

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

Credit Facility.

Prior to June 13, 2011, we maintained a senior secured facility (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions which was structured as an asset-based facility subject to borrowing base restrictions. In connection with the facility, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) served as U.S. Administrative Agent and also served as U.S. Issuing Lender and U.S. Swingline Lender. The Amended Credit Agreement provided for a U.S. revolving credit facility of up to $225.0 million that was to mature in December 2011 and a Canadian revolving credit facility of up to $15.0 million (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that was to mature in December 2011. The Amended Credit Agreement included a provision for a “commitment increase”, as defined therein, which permitted us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75.0 million, with each committed increase equal to at least $25.0 million in the U.S., or $5.0 million in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities were available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

Subject to certain limitations set forth in the Amended Credit Agreement, we had the ability to elect how interest under the Amended Credit Agreement would be computed. Interest under the Amended Credit Agreement could be determined by reference to (1) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 3.75% and 4.25% per annum (with the applicable margin depending upon our Excess Availability Amount, as defined in the Amended Credit Agreement) or (2) the Base Rate (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, 3 month LIBOR plus 1.00% and 3.50%), plus the applicable margin, as described above. If an event of default existed or continued under the Amended Credit Agreement, advances would bear interest as described above with an applicable margin rate of 4.25% plus 2.00%. Interest was payable monthly.

We incurred unused commitment fees under the Amended Credit Agreement ranging from 0.50% to 1.00% based on the average daily balance of amounts outstanding.

Letters of credit outstanding under the Amended Credit Agreement incurred fees equal to the applicable margin, as described above. If an event of default existed or continued, such fee would have been equal to the applicable margin plus 2.00%.

Under the Amended Credit Agreement, the only financial covenant to which we were subject was a “Fixed Charge Coverage Ratio” covenant, which must have exceeded 1.10 to 1.00. This covenant became effective only if our Excess Availability Amount, as defined under the Amended Credit Agreement, plus certain qualified cash and cash equivalents is less than $50.0 million.

For a further description of the terms of our Amended Credit Agreement, including the provisions to calculate our U.S. and Canadian borrowing base, financial covenants requirements and events of default, see our Annual Report on Form 10-K for the year ended December 31, 2010.

New Credit Agreement, effective June 13, 2011:

On June 13, 2011, we entered into a Third Amended and Restated Credit Agreement among us, a certain subsidiary of the Company that is designated as a borrower under the Canadian facility, if any (the “Canadian Borrower”), the lenders party thereto, Wells Fargo Bank, National Association, as the U.S. administrative agent, U.S. issuing lender and U.S. swingline lender, and the other persons from time to time party thereto (the “New Credit Agreement”), which amends and restates the Second Amended and Restated Credit Agreement, dated as of December 6, 2006 (the “Second Amended and Restated Credit Agreement”), as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of June 29, 2007 (the “First Amendment”), the Second Amendment to Credit Agreement and Omnibus Amendment to Security Documents, dated as of October 9, 2007 (the “Second Amendment”), and the Third Amendment to Credit Agreement, Omnibus Amendment to Credit Documents and Assignment, dated as of October 13, 2009 (the “Third Amendment,”) and collectively with the Second Amended and Restated Credit Agreement, the First Amendment and the Second Amendment, the Amended Credit Agreement. Defined terms not otherwise described herein shall have the meanings given to them in the New Credit Agreement.

The New Credit Agreement modifies the Amended Credit Agreement by, among other things:

•	changing the structure of the credit facility from an asset-based facility to a cash flow facility;

•

substituting Wells Fargo Bank, National Association, for Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as U.S. administrative agent, and appointing Wells Fargo Bank, National Association, as U.S. issuing lender and U.S. swingline lender; and

•

increasing our U.S. revolving credit facility from $225.0 million to $300.0 million and terminating the existing Canadian revolving credit facility (subject to our option to convert and reallocate any portion of the U.S. revolving credit facility then held by HSBC Bank USA, N.A., into a Canadian revolving credit facility upon satisfaction of certain conditions, including obtaining the consent of HSBC Bank USA, N.A., to such conversion and reallocation).

Subject to certain limitations set forth in the New Credit Agreement, we have the option to determine how interest is computed by reference to either (i) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 2.25% and 3.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement), or (ii) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, or the daily one-month LIBOR plus 1.00%), plus an applicable margin between 1.25% and 2.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement). Advances under the Canadian revolving credit facility, if any, will bear interest as described in the New Credit Agreement. If an event of default exists or continues under the New Credit Agreement, advances may bear interest at the rates described above, plus 2.00%. Interest is payable on a quarterly basis beginning on June 30, 2011.

Additionally, the New Credit Agreement, among other things:

•

permits us to effect up to two separate increases in the aggregate commitments under the credit facility, of at least $50.0 million per commitment increase, and of up to $150.0 million in the aggregate;

•

requires us to comply with a “Total Debt Leverage Ratio” covenant, which prohibits us from permitting the Total Debt Leverage Ratio (as defined in the New Credit Agreement), at the end of each fiscal quarter, to be greater than 4.00 to 1.00;

•

requires us to comply with a “Senior Debt Leverage Ratio” covenant, which prohibits us from permitting the Senior Debt Leverage Ratio (as defined in the New Credit Agreement), at the end of each fiscal quarter, to be greater than 2.50 to 1.00 and

•

requires us to comply with a “Consolidated Interest Coverage Ratio” covenant, which prohibits us from permitting the ratio of, as of the last day of each fiscal quarter, (i) the consolidated EBITDA of Complete and its consolidated Restricted Subsidiaries (as defined in the New Credit Agreement), calculated for the four fiscal quarters then ended, to (ii) the consolidated interest expense of Complete and its consolidated Restricted Subsidiaries for the four fiscal quarters then ended, to be less than 2.75 to 1.00.

We were in compliance with these debt covenant requirements as of June 30, 2011.

The term of the credit facilities provided for under the New Credit Agreement will continue until the earlier of (i) June 13, 2016 or (ii) the earlier termination in whole of the U.S. lending commitments (or Canadian lending commitments, if any) as further described in the New Credit Agreement. Events of default under the New Credit Agreement remain substantially the same as under the Amended Credit Agreement.

The obligations under the U.S. portion of the New Credit Agreement are secured by first priority security interests on substantially all of the assets (other than certain excluded assets) of Complete and any Domestic Restricted Subsidiary (as defined in the New Credit Agreement), whether now owned or hereafter acquired including, without limitation: (i) all equity interests issued by any domestic subsidiary, (ii) 100% of equity interests issued by first tier foreign subsidiaries but, in any event, no more than 66% of the outstanding voting securities issued by any first tier foreign subsidiary, and (iii) the Existing Mortgaged Properties (as defined in the New Credit Agreement). Additionally, all of the obligations under the U.S. portion of the New Credit Agreement will be guaranteed by Complete and each existing and subsequently acquired or formed Domestic Restricted Subsidiary. The obligations under the Canadian portion of the New Credit Agreement, if any, will be secured by substantially all of the assets (other than certain excluded assets) of Complete and any Restricted Subsidiary (other than our Mexican subsidiary), as further described in the New Credit Agreement. Additionally, all of the obligations under the Canadian portion of the New Credit Agreement, if any, will be guaranteed by Complete as well as certain of our subsidiaries. Subject to certain limitations, we will have the right to designate certain newly acquired and existing subsidiaries as unrestricted subsidiaries under the New Credit Agreement, and the assets of such unrestricted subsidiaries will not serve as security for either the U.S. portion or the Canadian portion, if any, of the New Credit Agreement.

There were no borrowings outstanding under the New Credit Agreement as of June 30, 2011. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22.3 million, which reduced the available borrowing capacity as of June 30, 2011. We incurred fees related to our letters of credit as of June 30, 2011 at 1.67% per annum. For the six months ended June 30, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum prior to the amendment on June 13, 2011, resulting in a weighted average interest rate of 3.55% per annum for the six-month period ended June 30, 2011. Our available borrowing capacity under the revolving credit facility at June 30, 2011 was $277.7 million.

We will incur unused commitment fees under the New Credit Agreement ranging from 0.375% to 0.50% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 0.50% as of June 30, 2011. For the six months ended June 30, 2011, the weighted average interest rate associated with unused commitments was 0.96% per annum.

We recorded deferred financing fees associated with the New Credit Agreement in June 2011 totaling $2.6 million. These fees will be amortized to expense, along with the remaining balance of deferred financing fees associated with the prior amendments to this facility, over the term of the facility which matures in June 2016.

Outstanding Debt and Commitments

Our contractual commitments at June 30, 2011 are substantially the same as those at December 31, 2010. However, we have entered into agreements to purchase certain equipment for use in our business during the remainder of 2011 which totaled in excess of $83.0 million at June 30, 2011, compared to $45.4 million at December 31, 2010. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.

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

In May 2011, the FASB issued guidance pertaining to fair value measurement that included a common definition of fair value and information to assist reporting entities to measure and disclose fair value with regards to U.S. GAAP and International Financial Reporting Standards (“IFRS”) convergence issues. This guidance becomes effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact that this accounting guidance may have on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued guidance pertaining to the presentation of comprehensive income. This guidance, which is effective retrospectively for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

For the six months ended June 30, 2011, approximately 4% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the six months ended June 30, 2011 by approximately $0.2 million. We do not currently use hedges or forward contracts to offset this risk.

Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the statement of operations. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the six months ended June 30, 2011 by approximately $0.3 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.

Item 4. Controls and Procedures.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

In 2010, our management approved a plan to implement new accounting software which will replace our existing accounting systems at several of our operating divisions in a phased approach. Two divisions converted during the fourth quarter of 2010 and two other divisions converted in 2011. In addition, we implemented a new chart of accounts which is being adopted as these divisions convert to the new software. Although we believe the new software, once implemented, will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change, we will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective during and after each step of this implementation process.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials, on the job injuries and fatalities as a result of our products or operations. Many of the claims filed against us relate to motor vehicle accidents which can result in the loss of life or serious bodily injury. Some of these claims relate to matters, individually, or in the aggregate, occurring prior to our acquisition of businesses. In certain cases, we are entitled to indemnification from the sellers of such businesses.

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

We have historically incurred additional insurance premiums related to a cost-sharing provision of our general liability insurance policy, and we cannot be certain that we will not incur additional costs until either existing claims become further developed or until the limitation periods expire for each respective policy year. Any such additional premiums should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors.

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

We may be subject to future changes in the law regarding the regulation of hydraulic fracturing. Any changes in laws or government regulations could increase our costs of doing business.

Bills have been introduced at the federal and state level that would require regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the hydraulic fracturing process. On March 15, 2011, companion bills in the United States Senate (S. 587) and the House of Representatives (H.R. 1084) were introduced that would subject hydraulic fracturing to regulation under the federal Safe Drinking Water Act and require disclosure of the chemicals used in the hydraulic fracturing process. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel, hydraulic fracturing operations are exempt from regulation under the federal Safe Drinking Water Act. Neither S. 587 nor H.R. 1084 is currently scheduled for consideration by the Senate or the House, and it is not clear whether the 112th Congress will act on either bill. Compliance, or the consequences of any failure to comply by us, could have a material adverse effect on our business, financial condition and operational results.

Several states, including Wyoming, Pennsylvania, Texas, New York, California, West Virginia, Maryland, New Jersey, and the Delaware River Basin Commission (a federal-state entity comprised of agencies from Delaware, New Jersey, New York, and Pennsylvania, and the United States Army Corps of Engineers), have passed, or are considering, legislation or regulations similar to the federal legislation described above or are taking action to restrict hydraulic fracturing in certain jurisdictions and require disclosure of chemicals used in hydraulic fracturing.

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

Also, the Environmental Protection Agency (“EPA”) is reviewing the scope of its existing regulatory authority and evaluating whether and how it can regulate hydraulic fracturing. The EPA recently requested additional information from us and several other service companies concerning hydraulic fracturing. In addition, in March 2010, the EPA announced its intention to conduct a comprehensive research study, ordered by Congress, on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. As part of this study, the EPA is conducting public hearings across the country. EPA released a draft study plan on February 7, 2011, and EPA expects to release initial results from its study by the end of 2012, with a final report in 2014. Even if legislation regarding hydraulic fracturing is not adopted, the EPA study, depending on its results, could spur further initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or otherwise. The EPA has announced that the energy extraction sector is one of the sectors designated for increased enforcement over the next three to five years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such purchases for the quarter ended June 30, 2011 are summarized in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	426	$29.72	*	*
May 1 – 31, 2011	1,065	$30.80	*	*
June 1 – 30, 2011	644	$30.90	*	*

*	We do not have a publicly announced stock repurchase program. We had 1,359,148 shares of non-vested restricted stock outstanding at June 30, 2011. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

August 1, 2011	By: /s/ Jose A. Bayardo
Date	Jose A. Bayardo
Sr. Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	—	Third Amended and Restated Credit Agreement dated June 13, 2011, among Complete Production Services, Inc. as U.S. Borrower, Certain Designated Subsidiary of U.S. Borrower as Canadian Borrower, Wells Fargo Bank, National Association as U.S. Administrative Agent, U.S. Issuing Lender and U.S. Swingline Lender, Certain Designated Financial Institution serving as Canadian Administrative Agent, Canadian Issuing Lender and Canadian Swingline Lender, and certain Lenders (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2011)

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1**	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Complete Production Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011, and June 30, 2010, (iii) the Consolidated Stockholders’ Equity for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.