Form 10-Q
period 2011-09-30
Complete Production Services, Inc.
filed 2011-11-04
CIK 1340041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Number of shares of the common stock, par value $0.01 per share, of the registrant outstanding as of November 3, 2011:79,283,178.

INDEX TO FINANCIAL STATEMENTS

Complete Production Services, Inc.

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2011 and 2010	4
	Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4.	Controls and Procedures.	41

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	42
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 3.	Defaults Upon Senior Securities.	44
Item 5.	Other Information.	44
Item 6.	Exhibits.	44
	Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Balance Sheets

September 30, 2011 (unaudited) and December 31, 2010

	2011	2010
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$208,281	$119,135
Accounts receivable, net	435,595	341,984
Inventory, net	36,286	28,389
Prepaid expenses	33,378	18,357
Income tax receivable	22,724	23,462
Current deferred tax assets	15,462	2,499
Other current assets	—	1,384
Current assets of discontinued operations	—	16,700

Total current assets	751,726	551,910
Property, plant and equipment, net	1,073,825	950,932
Intangible assets, net of accumulated amortization of $25,180 and $21,293, respectively	9,802	9,209
Deferred financing costs, net of accumulated amortization of $11,242 and $9,316, respectively	10,246	9,694
Goodwill	252,137	247,675
Restricted cash	17,000	17,000
Other long-term assets	6,226	5,259
Long-term assets of discontinued operations	—	8,897

Total assets	$2,120,962	$1,800,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,262	$74,502
Accrued liabilities	51,878	42,047
Accrued payroll and payroll burdens	36,113	26,568
Accrued interest	15,668	2,446
Income taxes payable	2,200	—
Current liabilities of discontinued operations	—	2,841

Total current liabilities	210,121	148,404
Long-term debt	650,000	650,000
Deferred income taxes	275,784	190,389
Other long-term liabilities	4,512	5,916
Long-term liabilities of discontinued operations	—	33

Total liabilities	1,140,417	994,742
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized, 78,012,457 (2010 — 76,443,926) issued	780	764
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	688,709	657,993
Retained earnings	278,790	126,165
Treasury stock, 372,341 (2010 — 167,643) shares at cost	(7,408)	(1,765)
Accumulated other comprehensive income	19,674	22,677

Total stockholders’ equity	980,545	805,834

Total liabilities and stockholders’ equity	$2,120,962	$1,800,576

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Operations

Quarters and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$590,289	$410,270	$1,623,707	$1,064,489
Service expenses	379,192	257,776	1,042,269	690,023
Selling, general and administrative expenses	53,830	41,448	152,453	125,128
Depreciation and amortization	48,695	44,563	146,832	134,798

Income from continuing operations before interest and taxes	108,572	66,483	282,153	114,540
Interest expense	12,917	14,151	40,709	43,653
Interest income	(180)	(73)	(407)	(249)

Income from continuing operations before taxes	95,835	52,405	241,851	71,136
Taxes	36,513	20,814	91,420	28,609

Income from continuing operations	59,322	31,591	150,431	42,527
Income (loss) from discontinued operations (net of tax expense of $707, $242, $1,149 and $638, respectively)	(136)	1,439	2,194	3,412

Net income	$59,186	$33,030	$152,625	$45,939

Earnings (loss) per share information:
Continuing operations	$0.76	$0.41	$1.94	$0.56
Discontinued operations	(0.00)	0.02	0.03	0.04

Basic earnings per share	$0.76	$0.43	$1.97	$0.60

Continuing operations	$0.75	$0.41	$1.90	$0.55
Discontinued operations	(0.01)	0.01	0.03	0.04

Diluted earnings per share	$0.74	$0.42	$1.93	$0.59

Weighted average shares:
Basic	78,004	76,130	77,578	75,957
Diluted	79,445	77,792	79,080	77,395

Consolidated Statements of Comprehensive Income

Quarters and Nine Months Ended September 30, 2011 and 2010

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$59,186	$33,030	$152,625	$45,939
Change in cumulative translation adjustment	(4,647)	1,309	(3,003)	1,368

Comprehensive income	$54,539	$34,339	$149,622	$47,307

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2011 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In thousands, except share data)
Balance at December 31, 2010	76,443,926	$764	$657,993	$126,165	$(1,765)	$22,677	$805,834
Net income	—	—	—	152,625	—	—	152,625
Cumulative translation adjustment	—	—	—	—	—	(3,003)	(3,003)
Issuance of common stock:
Exercise of stock options	929,852	9	15,943	—	—	—	15,952
Expense related to employee stock options	—	—	1,734	—	—	—	1,734
Excess tax benefit from share-based compensation	—	—	4,990	—	—	—	4,990
Purchase of treasury shares	(204,698)	(2)	2	—	(5,643)	—	(5,643)
Vested restricted stock	843,377	9	(9)	—	—	—	—
Amortization of non-vested restricted stock	—	—	8,056	—	—	—	8,056

Balance at September 30, 2011	78,012,457	$780	$688,709	$278,790	$(7,408)	$19,674	$980,545

See accompanying notes to consolidated financial statements.

COMPLETE PRODUCTION SERVICES, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash provided by:
Operating activities:
Net income	$152,625	$45,939
Items not affecting cash:
Depreciation and amortization	147,308	135,596
Deferred income taxes	72,441	7,575
Excess tax benefit from share-based compensation	(4,990)	(612)
Non-cash compensation expense	9,790	8,571
Gain on non-monetary asset exchange	—	(458)
Provision for bad debt expense	844	(158)
Provision for write-off of note receivable	—	1,926
(Gain) loss on retirement of assets	1,667	(94)
Loss on discontinued operations	136	—
Other	1,756	2,288
Changes in operating assets and liabilities:
Accounts receivable	(90,532)	(110,494)
Inventory	(8,509)	5,606
Prepaid expense and other current assets	(13,108)	(2,935)
Accounts payable	20,625	17,480
Income taxes	5,833	50,410
Accrued liabilities and other	30,817	10,130

Net cash provided by operating activities	326,703	170,770

Investing activities:
Additions to property, plant and equipment	(259,925)	(89,855)
Acquisitions	(15,576)	(21,332)
Proceeds from the sale of disposal group	19,300	—
Proceeds from disposal of capital assets	6,333	4,436
Other	169	—

Net cash used in investing activities	(249,699)	(106,751)

Financing activities:
Repayments of long-term debt	—	(141)
Repayment of notes payable	—	(1,069)
Proceeds from issuances of common stock	15,952	3,106
Purchase of treasury shares	(5,643)	(1,418)
Deferred financing fees	(2,477)	—
Excess tax benefit from share-based compensation	4,990	612

Net cash provided by financing activities	12,822	1,090

Effect of exchange rate changes on cash	(680)	126

Change in cash and cash equivalents	89,146	65,235
Cash and cash equivalents, beginning of period	119,135	71,770

Cash and cash equivalents, end of period	$208,281	$137,005

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$25,825	$28,489
Cash paid (refund received) for income taxes	$10,616	$(29,033)

Significant non-cash investing activities:
Non-cash capital expenditures	$28,665	$—

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

(b) Basis of presentation:

The unaudited interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Complete as of September 30, 2011 and the statements of operations and the statements of comprehensive income for the quarters and nine-month periods ended September 30, 2011 and 2010, as well as the statement of stockholders’ equity for the nine months ended September 30, 2011 and the statements of cash flows for the nine months ended September 30, 2011 and 2010. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 18, 2011. We believe that these financial statements contain all adjustments necessary so that they are not misleading.

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

(c) Discontinued operations:

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. Proceeds from the sale of this business totaled $21,913, of which $2,613 represented cash on hand at July 6, 2011 which was transferred to us in October 2011 pursuant to the final settlement. We recorded a loss on the sale of this business of $136 as of September 30, 2011. See Note 10, “Discontinued operations.”

2.	Business acquisition:

On May 11, 2011, we completed the purchase of the hydraulic snubbing and production testing assets of a business with operations in the Marcellus, Eagle Ford and Barnett Shales. We paid a total of $15,576 in cash for these assets, which included goodwill of $4,433. The entire purchase price was allocated to the completion and production services business segment. We believe this acquisition will supplement our hydraulic snubbing and production testing service offerings in Pennsylvania and Texas. The following table summarizes our preliminary purchase price allocation for this acquisition as of September 30, 2011:

Net assets acquired:
Other current assets	$725
Property, plant and equipment	5,868
Current liabilities	(10)
Intangible assets	4,560
Goodwill	4,433

Net assets acquired	$15,576

Consideration:
Cash, net of cash and cash equivalents acquired	$15,576

The purchase price of this acquired business was negotiated as an arm’s length transaction with the seller. We use various valuation techniques, including an earnings multiple approach, to evaluate acquisition targets. We also consider precedent transactions which we have undertaken and similar transactions of others in our industry. We determine the fair value of assets acquired, including identifiable intangible assets, and evaluate property, plant and equipment acquired based upon, at minimum, the replacement cost of the assets, by applying valuation techniques and by obtaining other supporting documentation from third-party consultants.

This acquisition was not deemed to be significant to our overall results for the nine months ended September 30, 2011, therefore no pro forma disclosure of the impact of this acquisition has been provided.

3.	Accounts receivable:

	September 30, 2011	December 31, 2010
Trade accounts receivable	$332,169	$249,998
Related party receivables	38,285	51,046
Unbilled revenue	65,257	42,747
Other receivables	3,749	2,353

	439,460	346,144
Allowance for doubtful accounts	3,865	4,160

	$435,595	$341,984

Of the related party receivables at September 30, 2011 and December 31, 2010, $37,722 and $50,048, respectively, related to amounts due from a company for which one of our directors has an ownership interest and serves as chief executive officer and chairman of the board.

4.	Inventory:

	September 30, 2011	December 31, 2010
Finished goods	$15,565	$13,497
Manufacturing parts, materials and other	20,167	16,063
Work in process	1,663	1,282

	37,395	30,842
Inventory reserves	1,109	2,453

	$36,286	$28,389

5.	Property, plant and equipment:

	Cost	Accumulated Depreciation	Net Book Value
September 30, 2011
Land	$11,357	$—	$11,357
Buildings	36,310	5,385	30,925
Field equipment	1,575,633	748,501	827,132
Vehicles	126,227	67,577	58,650
Office furniture and computers	21,995	13,603	8,392
Leasehold improvements	22,749	7,609	15,140
Construction in progress	122,229	—	122,229

	$1,916,500	$842,675	$1,073,825

	Cost	Accumulated Depreciation	Net Book Value
December 31, 2010
Land	$8,475	$—	$8,475
Buildings	32,083	4,456	27,627
Field equipment	1,437,343	639,282	798,061
Vehicles	128,098	57,930	70,168
Office furniture and computers	17,938	11,712	6,226
Leasehold improvements	22,503	6,007	16,496
Construction in progress	23,879	—	23,879

	$1,670,319	$719,387	$950,932

Construction in progress at September 30, 2011 and December 31, 2010 primarily included progress payments to vendors for equipment to be delivered in future periods and component parts to be used in the final assembly of operating equipment, which in all cases were not yet placed into service at the time. Significant assets included in construction in progress at September 30, 2011 included a Marcellus Frac fleet, two drilling rigs and coiled tubing assets. For the quarter and nine months ended September 30, 2011, we recorded capitalized interest of $922 and $1,978, respectively, related to assets that we are constructing for internal use and amounts paid to vendors under progress payments for assets that are being constructed on our behalf.

In August 2011, we sold a water evaporation facility located in Wyoming. The net book value of this asset totaled $1,174. Proceeds received from the sale totaled $620, resulting in a loss of $554 on the transaction.

In conjunction with our impairment testing of long-term assets at December 31, 2010, we noted approximately $5,814 of salvage value assigned to various coiled tubing and wireline assets at one of our operating divisions. Although we evaluated these assets and the assets of the overall reporting unit for recoverability and noted no significant impairment based on an undiscounted cash flow projection, we believe that the salvage value assigned to these assets was no longer appropriate. These assets were acquired several years ago, and we believe the estimate for salvage value used at that time was appropriate. However, increasingly, our business is focusing on larger-diameter coiled tubing units and more technologically-advanced equipment. As such, effective January 1, 2011, we changed our estimate of salvage value to zero and are depreciating these assets over their remaining useful lives, which we determined to be an average of 1.3 years. This change in estimate has been applied prospectively and is expected to increase our depreciation expense over the next five years as follows: 2011—$4,867; 2012—$789; 2013—$134 and 2014—$24.

6.	Notes payable:

We entered into a note arrangement to finance certain of our annual insurance premiums for the policy term from May 1, 2009 to April 2010. Our accounting policy has been to record a prepaid asset associated with certain of these policies which is amortized over the term and which takes into account actual premium payments and deposits made to date, to record an accrued liability for premiums which are contractually committed for the policy term and to make monthly premium payments in accordance with our premium commitments and monthly note payments for amounts financed. For the nine months ended September 30, 2010, we paid $1,069 under this note payable arrangement. Effective May 1, 2011 and 2010, we renewed our annual insurance premiums for the respective twelve-month terms, but chose to prepay our premiums for certain insurance coverages rather than finance such premiums as in prior renewals.

7.	Long-term debt:

The following table summarizes long-term debt as of September 30, 2011 and December 31, 2010:

	2011	2010
Revolving credit facility (a)	$—	$—
8.0% senior notes (b)	650,000	650,000

	$650,000	$650,000

(a)	Prior to June 13, 2011, we maintained a senior secured facility (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as U.S. Administrative Agent, HSBC Bank Canada, as Canadian Administrative Agent, and certain other financial institutions which was structured as an asset-based facility subject to borrowing base restrictions. In connection with the facility, Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC) served as U.S. Administrative Agent and also served as U.S. Issuing Lender and U.S. Swingline Lender. The Amended Credit Agreement provided for a U.S. revolving credit facility of up to $225,000 that was to mature in December 2011 and a Canadian revolving credit facility of up to $15,000 (with Integrated Production Services Ltd., one of our wholly-owned subsidiaries, as the borrower thereof (“Canadian Borrower”)) that was to mature in December 2011. The Amended Credit Agreement included a provision for a “commitment increase”, as defined therein, which permitted us to effect up to two separate increases in the aggregate commitments under the Amended Credit Agreement by designating one or more existing lenders or other banks or financial institutions, subject to the bank’s sole discretion as to participation, to provide additional aggregate financing up to $75,000, with each committed increase equal to at least $25,000 in the U.S., or $5,000 in Canada, and in accordance with other provisions as stipulated in the Amended Credit Agreement. Certain portions of the credit facilities were available to be borrowed in U.S. dollars, Canadian dollars and other currencies approved by the lenders.

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

New Credit Agreement, effective June 13, 2011:

On June 13, 2011, we entered into a Third Amended and Restated Credit Agreement among us, a subsidiary of the Company that is designated as a borrower under the Canadian facility, if any (the “Canadian Borrower”), the lenders party thereto, Wells Fargo Bank, National Association, as the U.S. administrative agent, U.S. issuing lender and U.S. swingline lender, and the other persons from time to time party thereto (the “New Credit Agreement”), which amends and restates the Amended Credit Agreement. Defined terms not otherwise described herein shall have the meanings given to them in the New Credit Agreement.

The New Credit Agreement modifies the Amended Credit Agreement by, among other things:

•	changing the structure of the credit facility from an asset-based facility to a cash flow facility;

•

substituting Wells Fargo Bank, National Association, for Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as U.S. administrative agent, and appointing Wells Fargo Bank, National Association, as U.S. issuing lender and U.S. swingline lender; and

•

increasing our U.S. revolving credit facility from $225,000 to $300,000 and terminating the existing Canadian revolving credit facility (subject to our option to convert and reallocate any portion of the U.S. revolving credit facility then held by HSBC Bank USA, N.A., into a Canadian revolving credit facility upon satisfaction of certain conditions, including obtaining the consent of HSBC Bank USA, N.A., to such conversion and reallocation)

Subject to certain limitations set forth in the New Credit Agreement, we have the option to determine how interest is computed by reference to either (i) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 2.25% and 3.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement), or (ii) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, or the daily one-month LIBOR plus 1.00%), plus an applicable margin between 1.25% and 2.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement). Advances under the Canadian revolving credit facility, if any, will bear interest as described in the New Credit Agreement. If an event of default exists or continues under the New Credit Agreement, advances may bear interest at the rates described above, plus 2.00%. Interest is payable in arrears on a quarterly basis.

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

We were in compliance with these debt covenant requirements as of September 30, 2011.

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

There were no borrowings outstanding under the New Credit Agreement as of September 30, 2011. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22,278, which reduced the available borrowing capacity as of September 30, 2011. We incurred fees related to our letters of credit as of September 30, 2011 at 1.50% per annum. For the nine months ended September 30, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum prior to the amendment on June 13, 2011, and ranged from 1.50% per annum to 1.66% thereafter resulting in a weighted average interest rate of 2.14 % per annum for the nine-month period ended September 30, 2011. Our available borrowing capacity under the revolving credit facility at September 30, 2011 was $277,722.

We will incur unused commitment fees under the New Credit Agreement ranging from 0.375% to 0.50% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 0.375% as of September 30, 2011. For the nine months ended September 30, 2011, the weighted average interest rate associated with unused commitments was 0.57% per annum.

We recorded deferred financing fees associated with the New Credit Agreement totaling $2,477. These fees will be amortized to expense, along with the remaining balance of deferred financing fees associated with the prior amendments to this facility, over the term of the facility which matures in June 2016.

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

On January 31, 2011, the Compensation Committee of our Board of Directors approved the annual grant of stock options and non-vested restricted stock to certain employees, officers and directors. Pursuant to this authorization, we issued 428,960 shares of non-vested restricted stock at a grant price of $27.94. We expect to recognize compensation expense associated with this grant of non-vested restricted stock totaling $11,982 ratably over the three-year vesting period. We granted an additional 23,500 shares of non-vested restricted stock in May 2011 and expect to recognize compensation expense associated with these grants totaling $718 ratably over the three-year vesting period. In addition, we granted 231,300 stock options to purchase shares of our common stock at an exercise price of $27.94. These stock options vest ratably over a three-year period. We will recognize compensation expense associated with these stock option grants over the vesting period. The fair value of the stock options granted during the nine months ended September 30, 2011 was determined by applying a Black-Scholes option pricing model based on the following assumptions:

Assumptions:	Nine Months Ended September 30, 2011
Risk-free rate	0.96% to 1.92%
Expected term (in years)	3.7 to 5.1
Volatility	54.1%
Calculated fair value per option	$11.32 to $13.53

We calculated the expected volatility of our common stock based on our historical volatility, adjusted for certain qualitative factors, over the expected term of the options. This volatility factor was used to calculate the fair market value of stock option grants made during the nine months ended September 30, 2011.

We projected a rate of stock option forfeitures based upon historical experience and management assumptions related to the expected term of the options. After adjusting for these forfeitures, we expect to recognize expense totaling $2,782 over the vesting period of these 2011 stock option grants. For the quarter and nine months ended September 30, 2011, we have recognized expense related to these stock option grants totaling $232 and $618, respectively, which represents a reduction of net income before taxes. The impact on net income for the quarter and nine months ended September 30, 2011 was a decrease of $144 and $384, respectively, with no impact on diluted earnings per share as reported. The unrecognized compensation costs related to the non-vested portion of these awards was $2,164 as of September 30, 2011 and will be recognized over the applicable remaining vesting periods.

For the quarters ended September 30, 2011 and 2010, we recognized compensation expense associated with all stock option awards totaling $578 and $488, respectively, resulting in a decrease in net income of $360 and $298, respectively. The impact of this compensation expense on earnings per share was a $0.01 reduction in diluted earnings per share for each of the quarters ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, we recognized compensation expense associated with all stock option awards totaling $1,734 and $1,831, respectively, resulting in a decrease in net income of $1,079 and $1,118, respectively. This resulted in a $0.02 reduction in earnings per share for each of the nine-month periods ended September 30, 2011 and 2010. Total unrecognized compensation expense associated with outstanding stock option awards at September 30, 2011 was $3,503 or $2,179, net of tax.

The following tables provide a roll forward of stock options from December 31, 2010 to September 30, 2011 and a summary of stock options outstanding by exercise price range at September 30, 2011:

	Options Outstanding
	Number	Weighted Average Exercise Price
Balance at December 31, 2010	3,141,580	$12.68
Granted	231,300	$27.94
Exercised	(929,852)	$17.16
Cancelled	—	$—

Balance at September 30, 2011	2,443,028	$12.42

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding at September 30, 2011	Weighted Average Remaining Life (months)	Weighted Average Exercise Price	Exercisable at September 30, 2011	Weighted Average Remaining Life (months)	Weighted Average Exercise Price
$5.00	60,000	20	$5.00	60,000	20	$5.00
$6.41 – $8.16	1,251,134	66	$6.55	953,657	60	$6.59
$11.66 - $12.53	483,964	96	$12.47	143,765	87	$12.32
$15.90	61,900	76	$15.90	61,900	64	$15.90
$17.67 – $19.87	137,863	64	$19.73	137,863	64	$19.73
$23.27 – $24.00	122,367	55	$23.97	122,367	55	$23.97
$26.26 – $27.94	276,300	105	$27.68	45,000	68	$26.35
$29.88	40,000	80	$29.88	40,000	80	$29.88
$34.19	9,500	81	$34.19	9,500	81	$34.19

	2,443,028	75	$12.42	1,574,052	62	$11.25

The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2011 was $865 and $15,952, respectively. The total intrinsic value of all in-the-money vested outstanding stock options at September 30, 2011 was $13,644. Assuming all stock options outstanding at September 30, 2011 were vested, the total intrinsic value of all in-the-money outstanding stock options would have been $19,513.

(b) Non-vested Restricted Stock:

We present the amortization of non-vested restricted stock as an increase in additional paid-in capital. At September 30, 2011, amounts not yet recognized related to non-vested restricted stock totaled $14,106, which represented the unamortized expense associated with awards of non-vested stock granted to employees, officers and directors under our compensation plans, including $12,531 related to grants during the nine months ended September 30, 2011. We recognized compensation expense associated with non-vested restricted stock totaling $2,869 and $2,428 for the quarters ended September 30, 2011 and 2010, respectively, and $8,056 and $6,740 for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the change in non-vested restricted stock from December 31, 2010 to September 30, 2011:

	Non-vested Restricted Stock
	Number	Weighted Average Grant Price
Balance at December 31, 2010	1,672,854	$11.12
Granted	452,460	$28.08
Vested	(843,377)	$10.79
Forfeited	(11,216)	$21.49

Balance at September 30, 2011	1,270,721	$17.29

(c) Treasury Shares:

In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of non-vested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Pursuant to this provision, we purchased the following shares of our common stock during the nine months ended September 30, 2011:

Period	Shares Purchased	Average Price Paid per Share	Extended Amount
January 1 – 31, 2011	199,510	$27.45	$5,476
February 1 – 28, 2011	—	—	—
March 1 – 31, 2011	1,374	$28.22	39
April 1 – 30, 2011	426	$29.72	13
May 1 – 31, 2011	1,065	$30.80	33
June 1 – 30, 2011	644	$30.90	20
July 1 – 31, 2011	1,326	$37.11	49
August 1 – 31, 2011	353	$37.33	13
September 1 - 30, 2011	—	—	—

	204,698		$5,643

9. Earnings per share:

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock, as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (“FASB”) guidance on earnings per share. The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average basic common shares outstanding	78,004	76,130	77,578	75,957
Effect of dilutive securities:
Employee stock options	998	751	1,052	628
Non-vested restricted stock	443	911	450	810

Weighted average diluted common and potential common shares outstanding	79,445	77,792	79,080	77,395

We excluded the impact of anti-dilutive potential common shares from the calculation of diluted weighted average shares for the quarter and nine months ended September 30, 2011 and 2010. If these potential common shares were included in the calculation, the impact would have been a decrease in diluted weighted average shares outstanding of 34,563 shares and 47,870 shares for the quarters ended September 30, 2011 and 2010, respectively, and 35,156 shares and 257,781 shares for the nine months ended September 30, 2011 and 2010, respectively.

10.	Discontinued operations:

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. Proceeds from the sale of this business totaled $21,913, of which $2,613 represented cash on hand at July 6, 2011 which was transferred to us in October 2011 pursuant to the final settlement. We recorded a loss on the sale of this business of $136 as of September 30, 2011.

Although this sale did not represent a material disposition of assets relative to our total assets as presented in the accompanying balance sheets, the Southeast Asia products business did represent a significant portion of the assets and operations which were attributable to our product sales business segment for the periods presented, and therefore, we accounted for it as discontinued operations. We revised our financial statements and reclassified the assets and liabilities of the Southeast Asia products business as discontinued operations as of the date of each balance sheet presented and removed the results of operations of the Southeast Asia products business from net income from continuing operations, and presented these separately as income from discontinued operations, net of tax, for each of the accompanying statements of operations.

Additionally, because our Southeast Asian products business represented over 85% of the Product Sales segment revenue, we have restructured our reportable segments to better reflect our current operations. Our remaining product sales business has been combined with our Drilling Services segment. A reconciliation of the original presentation of our reportable segments for the quarter and nine months ended September 30, 2010 to the current reportable segments is presented below in Note 11, “Segment information.”

The following table summarizes the operating results for this disposal group for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Pro Forma Results
	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$8,339	$13,766	$24,069
Income before taxes	$571	$1,681	$3,343	$4,050
Taxes	$707	$242	$1,149	$638
Net income (loss)	$(136)	$1,439	$2,194	$3,412

Earnings per share information:
Basic	$(0.00)	$0.02	$0.03	$0.04

Diluted	$(0.01)	$0.01	$0.03	$0.04

The following table presents the assets and liabilities of this disposal group as of July 6, 2011 and December 31, 2010.

	July 6, 2011	December 31, 2010
Current assets:
Cash	$2,613	$7,546
Accounts receivable	$6,805	$3,664
Inventory, net	$5,264	$5,147
Prepaid expenses	$455	$343

Current assets of discontinued operations	$15,137	$16,700

Long-term assets:
Property, plant and equipment, net	$4,963	$5,096

Goodwill	$2,858	$2,858
Other long-term assets	$941	$943

Long-term assets of discontinued operations	$8,762	$8,897

Current liabilities
Accounts payable	$2,774	$597
Accrued liabilities	$781	$2,244
Income taxes payable	$431	$—

Current liabilities of discontinued operations	$3,986	$2,841

Long-term liabilities of discontinued operations:
Deferred income taxes	$42	$33

We have included cash held by the disposal group as a component of current assets of discontinued operations for the accompanying balance sheet at December 31, 2010, rather than including this amount as cash and cash equivalents of the consolidated entity at December 31, 2010. For cash flow statement presentation, the sources and uses of cash for this disposal group are presented as operating, investing and financing cash flows, as applicable, combined with such cash flows for continuing operations, as permitted by US GAAP.

11.	Segment information:

We report segment information based on how our management organizes the operating segments to make operational decisions and to assess financial performance. We evaluate performance and allocate resources based on net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss (“Adjusted EBITDA”). The calculation of Adjusted EBITDA should not be viewed as a substitute for calculations under U.S. GAAP, in particular net income. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Adjusted EBITDA. In addition, we use Adjusted EBITDA in evaluating acquisition targets. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and Adjusted EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Adjusted EBITDA is not a substitute for the U.S. GAAP measures of earnings or cash flow and is not necessarily a measure of our ability to fund our cash needs. It should be noted that companies calculate EBITDA (including Adjusted EBITDA) differently and, therefore, EBITDA has material limitations as a performance measure because it excludes interest expense, taxes, depreciation and amortization. Adjusted EBITDA calculated by us may not be comparable to the EBITDA (or Adjusted EBITDA) calculation of another company and also differs from the calculation of EBITDA under our credit facilities (see Note 7, “Long-term debt,” for a description of the calculation of EBITDA under our existing credit facility, as amended). See the table below for a reconciliation of Adjusted EBITDA to operating income (loss) by segment.

Prior to July 1, 2011, we had three reportable operating segments: completion and production services (“C&PS”), drilling services and product sales. During July 2011, as a result of the sale of our Southeast Asian business, we restructured our reportable segments to better reflect our current operations. Our Southeast Asian business is accounted for as discontinued operations and we have combined the remaining product sales business with our drilling services segment.

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of September 30, 2011. Inter-segment transactions are accounted for on a cost recovery basis.

	C&PS	Drilling Services	Corporate	Total
Quarter Ended September 30, 2011
Revenue from external customers	$535,625	$54,664	$—	$590,289
Inter-segment revenues	$1	$7,474	$(7,475)	$—
Adjusted EBITDA, as defined	$154,249	$14,388	$(11,370)	$157,267
Depreciation and amortization	$43,147	$4,972	$576	$48,695

Operating income (loss)	$111,102	$9,416	$(11,946)	$108,572
Capital expenditures(1)	$109,960	$19,792	$88	$129,840

Quarter Ended September 30, 2010
Revenue from external customers	$361,457	$48,813	$—	$410,270
Inter-segment revenues	$33	$2,666	$(2,699)	$—
Adjusted EBITDA, as defined	$108,104	$12,685	$(9,743)	$111,046
Depreciation and amortization	$39,078	$4,970	$515	$44,563

Operating income (loss)	$69,026	$7,715	$(10,258)	$66,483
Capital expenditures	$46,479	$1,072	$410	$47,961

As of September 30, 2011
Segment assets	$1,681,007	$199,623	$240,332	$2,120,962

Nine Months Ended September 30, 2011
Revenue from external customers	$1,464,593	$159,114	$—	$1,623,707
Inter-segment revenues	$31	$13,863	$(13,894)	$—
Adjusted EBITDA, as defined	$420,694	$40,561	$(32,270)	$428,985
Depreciation and amortization	$129,988	$15,063	$1,781	$146,832

Operating income (loss)	$290,706	$25,498	$(34,051)	$282,153
Capital expenditures(2)	$244,696	$23,322	$555	$268,573

Nine Months Ended September 30, 2010
Revenue from external customers	$938,205	$126,284	$—	$1,064,489
Inter-segment revenues	$225	$4,147	$(4,372)	$—
Adjusted EBITDA, as defined	$250,609	$26,622	$(27,893)	$249,338
Depreciation and amortization	$118,641	$14,653	$1,504	$134,798

Operating income (loss)	$131,968	$11,969	$(29,397)	$114,540
Capital expenditures	$80,194	$8,436	$1,225	$89,855

As of December 31, 2010
Segment assets	$1,485,897	$183,220	$131,459	$1,800,576

(1)	For the quarter ended September 30, 2011, capital expenditures of $129,840 represents actual cash invested of $110,853, less amounts accrued but not paid at June 30, 2011 of $9,678, plus amounts accrued but not paid at September 30, 2011 of $28,665.

(2)	For the nine months ended September 30, 2011, capital expenditures of $268,573 represents actual cash invested of $259,925, less amounts accrued but not paid at December 31, 2010 of $20,017, plus amounts accrued but not paid at September 30, 2011 of $28,665.

The following table reconciles the original presentation of the three operating segments to the current presentation for the quarter and nine months ended September 30, 2010 and the year ended December 31, 2010.

Quarter Ended September 30, 2010	Original Presentation	Discontinued Operations	Reclassification	Current Presentation
Drilling services:
Revenue from external customers	$48,600	$—	$213	$48,813

Adjusted EBITDA, as defined	$12,936	$—	$(251)	$12,685
Depreciation and amortization	4,673	—	297	4,970

Operating income	$8,263	$—	$(548)	$7,715

Capital expenditures	$1,036	$—	$36	$1,072

Product Sales:
Revenue from external customers	$8,552	$(8,339)	$(213)	$—

Adjusted EBITDA, as defined	$1,689	$(1,940)	$251	$—
Depreciation and amortization	539	(242)	(297)	—

Operating income	$1,150	$(1,698)	$548	$—

Capital expenditures	$116	$(80)	$(36)	$—

Corporate:
Capital expenditures	$330	$—	$80	$410

Nine Months Ended September 30, 2010
Drilling services:
Revenue from external customers	$124,149	$—	$2,135	$126,284

Adjusted EBITDA, as defined	$27,018	$—	$(396)	$26,622
Depreciation and amortization	13,775	—	878	14,653

Operating income	$13,243	$—	$(1,274)	$11,969

Capital expenditures	$8,400	$—	$36	$8,436

Product Sales:

Revenue from external customers	$26,204	$(24,069)	$(2,135)	$—

Adjusted EBITDA, as defined	$4,501	$(4,897)	$396	$—
Depreciation and amortization	1,676	(798)	(878)	—

Operating income	$2,825	$(4,099)	$1,274	$—

Capital expenditures	$220	$(184)	$(36)	$—

Corporate:
Capital expenditures	$1,041	$—	$184	$1,225

Reconciliation of segment assets as of December 31, 2010
C&PS(1)	$1,488,755	$—	$(2,858)	$1,485,897
Drilling services	$170,944	$—	$12,276	$183,220
Product sales	$35,015	$(25,597)	$(9,418)	$—
Corporate	$105,862	$25,597	$—	$131,459

Segment assets	$1,800,576	$—	$—	$1,800,576

(1)	The $2,858 represents goodwill associated with Southeast Asia.

We do not allocate net interest expense or tax expense to the operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and nine months ended September 30, 2011 and 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating income	$108,572	$66,483	$282,153	$114,540
Interest expense	12,917	14,151	40,709	43,653
Interest income	(180)	(73)	(407)	(249)
Income taxes	36,513	20,814	91,420	28,609

Net income from continuing operations	$59,322	$31,591	$150,431	$42,527

The following table summarizes the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2011:

	C&PS	Drilling Services	Product Sales	Total
Balance at December 31, 2010	$244,138	$3,537	$2,858	$250,533
Less: goodwill associated with discontinued operations	—	—	(2,858)	(2,858)

Adjusted balance at December 31, 2010	244,138	3,537	—	247,675
Acquisition (a) and other	4,462	—	—	4,462

Balance at September 30, 2011	$248,600	$3,537	$—	$252,137

(a)	For a description of our business acquisition as of September 30, 2011, see Note 2, “Business acquisition.”

12.	Financial instruments:

The financial instruments recognized in the balance sheet consist of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, long-term debt and senior notes. The fair value of all financial instruments approximates their carrying amounts due to their current maturities or market rates of interest, except the senior notes which were issued in December 2006 with a fixed 8% coupon rate. At September 30, 2011, the fair value of these notes was $650,000 based on the published closing price.

A significant portion of our trade accounts receivable is from companies in the oil and gas industry, and as such, we are exposed to normal industry credit risks. We evaluate the credit-worthiness of our major new and existing customers based on their financial condition and generally do not require collateral. For the quarter and nine months ended September 30, 2011, we had two customers who provided approximately 18% and 8% of our total revenue.

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

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, individually, or in the aggregate, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

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

See Note 16, “Subsequent events,” for disclosure of two lawsuits that were filed against us after September 30, 2011.

14.	Guarantor and Non-Guarantor Condensed Consolidating Financial Statements:

The following tables present the financial data required pursuant to SEC Regulation S-X Rule 3-10(f), which includes: (1) unaudited condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010; (2) unaudited condensed consolidating statements of operations for the quarters and nine months ended September 30, 2011 and 2010 and (3) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.

Condensed Consolidating Balance Sheet

September 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$177,411	$2,777	$42,927	$(14,834)	$208,281
Accounts receivable, net	238	390,433	44,924	—	435,595
Inventory, net	—	29,060	7,226	—	36,286
Prepaid expenses	7,885	21,573	3,920	—	33,378
Income tax receivable	22,723	—	1	—	22,724
Current deferred tax assets	15,462	—	—	—	15,462

Total current assets	223,719	443,843	98,998	(14,834)	751,726
Property, plant and equipment, net	4,166	1,024,307	45,352	—	1,073,825
Investment in consolidated subsidiaries	1,125,091	122,003	—	(1,247,094)	—
Inter-company receivable	568,641	—	(80)	(568,561)	—
Goodwill	15,531	236,606	—	—	252,137
Other long-term assets, net	31,569	10,886	819	—	43,274

Total assets	$1,968,717	$1,837,645	$145,089	$(1,830,489)	$2,120,962

Current liabilities
Accounts payable	$22,436	$88,404	$8,256	$(14,834)	$104,262
Accrued liabilities	23,274	19,206	9,398	—	51,878
Accrued payroll and payroll burdens	3,193	30,809	2,111	—	36,113
Accrued interest	15,661	—	7	—	15,668
Income taxes payable	—	—	2,200	—	2,200

Total current liabilities	64,564	138,419	21,972	(14,834)	210,121
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	566,882	1,679	(568,561)	—
Deferred income taxes	272,557	3,803	(576)	—	275,784
Other long-term liabilities	1,051	3,450	11	—	4,512

Total liabilities	988,172	712,554	23,086	(583,395)	1,140,417
Stockholders’ equity
Total stockholders’ equity	980,545	1,125,091	122,003	(1,247,094)	980,545

Total liabilities and stockholders’ equity	$1,968,717	$1,837,645	$145,089	$(1,830,489)	$2,120,962

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Current assets
Cash and cash equivalents	$111,834	$569	$23,500	$(16,768)	$119,135
Accounts receivable, net	696	313,936	27,352	—	341,984
Inventory, net	—	21,935	6,454	—	28,389
Prepaid expenses	6,388	10,980	989	—	18,357
Income tax receivable	10,164	13,298	—	—	23,462
Current deferred tax assets	2,499	—	—	—	2,499
Other current assets	882	502	—	—	1,384
Current assets of discontinued operations	—	—	16,700	—	16,700

Total current assets	132,463	361,220	74,995	(16,768)	551,910
Property, plant and equipment, net	4,730	898,013	48,189	—	950,932
Investment in consolidated subsidiaries	930,631	115,449	—	(1,046,080)	—
Inter-company receivable	554,482	—	445	(554,927)	—
Goodwill	15,531	232,144	—	—	247,675
Other long-term assets, net	29,966	10,161	1,035	—	41,162
Long-term assets of discontinued operations	—	—	8,897	—	8,897

Total assets	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Current liabilities
Accounts payable	$376	$82,952	$7,942	$(16,768)	$74,502
Accrued liabilities	18,269	21,355	2,423	—	42,047
Accrued payroll and payroll burdens	4,353	19,325	2,890	—	26,568
Accrued interest	2,439	1	6	—	2,446
Income taxes payable	(1,043)	—	1,043	—	—
Current liabilities of discontinued operations	—	—	2,841	—	2,841

Total current liabilities	24,394	123,633	17,145	(16,768)	148,404
Long-term debt	650,000	—	—	—	650,000
Inter-company payable	—	553,907	1,020	(554,927)	—
Deferred income taxes	186,693	3,794	(98)	—	190,389
Other long-term liabilities	882	5,022	12	—	5,916
Long-term liabilities of discontinued operations	—	—	33	—	33

Total liabilities	861,969	686,356	18,112	(571,695)	994,742
Stockholders’ equity
Total stockholders’ equity	805,834	930,631	115,449	(1,046,080)	805,834

Total liabilities and stockholders’ equity	$1,667,803	$1,616,987	$133,561	$(1,617,775)	$1,800,576

Condensed Consolidated Statement of Operations

Quarter Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenues	$—	$545,547	$45,856	$(1,114)	$590,289

Service expenses	—	345,915	34,391	(1,114)	379,192
Selling, general and administrative expenses	11,370	37,801	4,659	—	53,830
Depreciation and amortization	396	45,652	2,647	—	48,695

Income (loss) from continuing operations before interest and taxes	(11,766)	116,179	4,159	—	108,572
Interest expense	12,243	1,429	12	(767)	12,917
Interest income	(850)	(4)	(93)	767	(180)
Equity in earnings of consolidated affiliates	(72,036)	(4,429)	—	76,465	—

Income (loss) from continuing operations before taxes	48,877	119,183	4,240	(76,465)	95,835
Taxes	(10,308)	44,816	2,005	—	36,513

Income (loss) from continuing operations	$59,185	$74,367	$2,235	$(76,465)	$59,322
Loss from discontinued operations	—	—	(136)	—	(136)

Net income (loss)	$59,185	$74,367	$2,099	$(76,465)	$59,186

Condensed Consolidated Statement of Operations

Quarter Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenues	$—	$381,194	$30,808	$(1,732)	$410,270

Service expenses	—	235,497	24,011	(1,732)	257,776
Selling, general and administrative expenses	9,743	29,492	2,213	—	41,448
Depreciation and amortization	345	41,570	2,648	—	44,563

Income (loss) from continuing operations before interest and taxes	(10,088)	74,635	1,936	—	66,483
Interest expense	14,478	1,188	17	(1,532)	14,151
Interest income	(1,580)	(1)	(24)	1,532	(73)
Equity in earnings of consolidated affiliates	(49,101)	(2,864)	—	51,965	—

Income (loss) from continuing operations before taxes	26,115	76,312	1,943	(51,965)	52,405
Taxes	(6,915)	27,211	518	—	20,814

Income (loss) from continuing operations	$33,030	$49,101	$1,425	$(51,965)	$31,591
Income from discontinued operations	—	—	1,439	—	1,439

Net income (loss)	$33,030	$49,101	$2,864	$(51,965)	$33,030

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenues	$—	$1,508,919	$119,164	$(4,376)	$1,623,707

Service expenses	—	955,931	90,714	(4,376)	1,042,269
Selling, general and administrative expenses	32,270	110,670	9,513	—	152,453
Depreciation and amortization	1,254	137,147	8,431	—	146,832

Income (loss) from continuing operations before interest and taxes	(33,524)	305,171	10,506	—	282,153
Interest expense	40,844	2,670	60	(2,865)	40,709
Interest income	(3,082)	(6)	(184)	2,865	(407)
Equity in earnings of consolidated affiliates	(197,463)	(9,567)	—	207,030	—

Income (loss) from continuing operations before taxes	126,177	312,074	10,630	(207,030)	241,851
Taxes	(26,448)	114,611	3,257	—	91,420

Income (loss) from continuing operations	$152,625	$197,463	$7,373	$(207,030)	$150,431
Income from discontinued operations	—	—	2,194	—	2,194

Net income (loss)	$152,625	$197,463	$9,567	$(207,030)	$152,625

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Revenues	$—	$975,524	$94,159	$(5,194)	$1,064,489

Service expenses	—	623,025	72,192	(5,194)	690,023
Selling, general and administrative expenses	27,893	88,393	8,842	—	125,128
Depreciation and amortization	1,011	125,186	8,601	—	134,798

Income (loss) from continuing operations before interest and taxes	(28,904)	138,920	4,524	—	114,540
Interest expense	43,923	4,627	50	(4,947)	43,653
Interest income	(5,142)	(5)	(49)	4,947	(249)
Equity in earnings of consolidated affiliates	(90,456)	(7,948)	—	98,404	—

Income (loss) from continuing operations before taxes	22,771	142,246	4,523	(98,404)	71,136
Taxes	(23,168)	51,790	(13)	—	28,609

Income (loss) from continuing operations	$45,939	$90,456	$4,536	$(98,404)	$42,527
Income from discontinued operations	—	—	3,412	—	3,412

Net income (loss)	$45,939	$90,456	$7,948	$(98,404)	$45,939

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$152,625	$197,463	$9,567	$(207,030)	$152,625
Items not affecting cash:
Equity in earnings of consolidated affiliates	(197,463)	(9,567)	—	207,030	—
Depreciation and amortization	1,254	137,147	8,907	—	147,308
Other	6,556	75,074	14	—	81,644
Changes in operating assets and liabilities	103,877	(147,727)	(12,958)	1,934	(54,874)

Net cash provided by operating activities	66,849	252,390	5,530	1,934	326,703

Investing activities:
Additions to property, plant and equipment	(104)	(253,671)	(6,150)	—	(259,925)
Inter-company receipts	(14,159)	—	525	13,634	—
Acquisitions	—	(15,576)	—	—	(15,576)
Proceeds from the sale of disposal group	—	—	19,300	—	19,300
Proceeds from the disposal of capital assets	—	6,090	243	—	6,333
Other	169	—	—	—	169

Net cash provided by (used for) investing activities	(14,094)	(263,157)	13,918	13,634	(249,699)

Financing activities:
Inter-company borrowings	—	12,975	659	(13,634)	—
Proceeds from issuances of common stock	15,952	—	—	—	15,952
Purchase of treasury shares	(5,643)	—	—	—	(5,643)
Other	2,513	—	—	—	2,513

Net cash provided by (used in) financing activities	12,822	12,975	659	(13,634)	12,822
Effect of exchange rate changes on cash	—	—	(680)	—	(680)

Change in cash and cash equivalents	65,577	2,208	19,427	1,934	89,146
Cash and cash equivalents, beginning of period	111,834	569	23,500	(16,768)	119,135

Cash and cash equivalents, end of period	$177,411	$2,777	$42,927	$(14,834)	$208,281

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations/ Reclassifications	Consolidated
Cash provided by:
Net income (loss)	$45,939	$90,456	$7,948	$(98,404)	$45,939
Items not affecting cash:
Equity in earnings of consolidated affiliates	(90,456)	(7,948)	—	98,404	—
Depreciation and amortization	1,011	125,186	9,399	—	135,596
Other	12,173	7,316	(451)	—	19,038
Changes in operating assets and liabilities	50,829	(68,475)	(5,912)	(6,245)	(29,803)

Net cash provided by (used in) operating activities	19,496	146,535	10,984	(6,245)	170,770

Investing activities:
Additions to property, plant and equipment	(1,041)	(85,682)	(3,132)	—	(89,855)
Inter-company receipts	48,273	—	—	(48,273)	—
Acquisitions	—	(21,332)	—	—	(21,332)
Proceeds from the disposal of capital assets	—	4,311	125	—	4,436

Net cash provided by (used for) investing activities	47,232	(102,703)	(3,007)	(48,273)	(106,751)

Financing activities:
Repayments of long-term debt	—	(139)	(2)	—	(141)
Repayments of notes payable	(1,069)	—	—	—	(1,069)
Inter-company borrowings	—	(43,243)	(4,388)	47,631	—
Proceeds from issuances of common stock	3,106	—	—	—	3,106
Purchase of treasury shares	(1,418)	—	—	—	(1,418)
Other	612	—	—	—	612

Net cash provided by (used in) financing activities	1,231	(43,382)	(4,390)	47,631	1,090
Effect of exchange rate changes on cash	—	—	126	—	126

Change in cash and cash equivalents	67,959	450	3,713	(6,887)	65,235
Cash and cash equivalents, beginning of period	64,871	519	11,411	(5,031)	71,770

Cash and cash equivalents, end of period	$132,830	$969	$15,124	$(11,918)	$137,005

15.	Recent accounting pronouncements and authoritative literature:

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

In December 2010, the FASB issued additional guidance related to accounting for intangible assets and goodwill. The amendments in this update modify Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for public entities with fiscal years beginning after December 15, 2010 and interim periods within those years. We adopted this standard effective January 1, 2011. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test required under the existing standards. This guidance also clarifies the examples of events or circumstances that would be considered in a goodwill impairment evaluation. We have elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

16.	Subsequent events:

On October 9, 2011, we became party to a merger agreement between Superior Energy Services, Inc. (“SPN”), a Delaware corporation, SPN Fairway Acquisition, Inc., a newly formed Delaware corporation which is an indirect wholly-owned subsidiary of SPN, and us. Pursuant to this agreement, each share of our common stock issued and outstanding immediately prior to the effective date of the merger will be converted automatically into the right to receive 0.945 shares of common stock, par value $0.001 per share, of SPN and $7.00 in cash. Pursuant to the agreement, we will merge with and into SPN Fairway Acquisition, Inc., which will be the surviving corporation and an indirect wholly-owned subsidiary of SPN. The completion of the merger is expected as early as December 2011, subject to approvals of SPN’s and our stockholders. On November 2, 2011, the Federal Trade Commission informed both us and SPN that the Hart-Scott Rodino Antitrust Act waiting period was terminated effective November 2, 2011. For terms of the agreement, including circumstances under which the merger agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the agreement and plan of merger filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission on October 11, 2011.

On October 14, 2011 and October 26, 2011, putative class action complaints captioned Hetherington v. Winkler, et al., C.A. No. 6935-VCP (“Hetherington Complaint”), and Walsh v. Winkler, et al., C.A. No. 6984-VCP (“Walsh Complaint”), respectively, were filed in the Court of Chancery of the State of Delaware on behalf of an alleged class of Complete stockholders. On November 1, 2011, a putative class action complaint captioned City of Monroe Employees’ Retirement System v. Complete Production Services, Inc. et al., 2011-66385 (“City of Monroe Complaint”) was filed in the District Court of Harris County, Texas, on behalf of an alleged class of Complete Stockholders. The complaints name as defendants all members of our board of directors, our company, SPN and SPN Fairway Acquisition, Inc. The plaintiffs allege that the defendants breached their fiduciary duties to our stockholders in connection with the proposed merger, or aided and abetted the other defendants’ breaches of their fiduciary duties. The complaints allege that the proposed merger between us and SPN involves an unfair price, an inadequate sales process and unreasonable deal protection devices. The Hetherington Complaint claims that defendants agreed to the transaction to benefit SPN and that neither our company, nor our board of directors, have adequately explained the reason for the proposed merger. The Walsh Complaint claims that defendants acted for their personal interests rather than the interests of our stockholders. The City of Monroe complaint claims that defendants engaged in self-dealing and failed to seek maximum value for stockholders. All three complaints seek injunctive relief including to enjoin the merger, rescissory damages in the event the merger is completed, and an award of attorneys’ and other fees and costs, in addition to other relief. We and our board of directors believe that the plaintiffs’ allegations lack merit and intend to contest them vigorously.

On October 25, 2011, we purchased all the issued and outstanding equity interests of Rising Star Services, L.P., a company based in Odessa, Texas which provides hydraulic fracturing, cementing and acidizing services throughout the Permian Basin. Total consideration paid at closing was $77,817, net of cash acquired and subject to a final working capital adjustment. The agreement includes additional contingent consideration up to $6,500, which, if earned, would be payable within two years of the transaction date. We are currently evaluating the preliminary purchase price allocation associated with this transaction, but expect to record goodwill of approximately $37,500 in October 2011, all of which would be allocated to our completion and production services business segment. We believe that this acquisition expands our geographic reach into the Permian Basin and enhances our pressure pumping service offerings.

On October 31, 2011, we acquired substantially all of the assets of two fluid handling businesses based in northern Wyoming, for a total of $16,522 in cash. We are currently evaluating the preliminary purchase price allocation associated with this transaction, but expect to record goodwill of approximately $8,500 in October 2011, all of which would be allocated to our completion and production services business segment. We believe that this acquisition expands our fluid handling position and supplements our trucking business in the northern Niobrara Basin.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2011 and for the quarters and nine months ended September 30, 2011 and 2010, included elsewhere herein.

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

We previously operated in three business segments, Completion and Production services, Drilling Services, and Product sales. In July 2011, we sold our Southeast Asian products business which represented over 85% of the Product Sales segment revenue. Therefore, we have restructured our reportable segments to better reflect our current operations. We are accounting for our Southeast Asian business as discontinued operations. The remainder of the Product sales business has been combined into our Drilling Services segment.

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

Drilling Services. Through our drilling services segment, we provide services and equipment that initiate or stimulate oil and gas production by providing land drilling and specialized rig logistics services. We also provide repair work and fabrication services for our customers at a business located in Gainesville, Texas.

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

AVERAGE RIG COUNTS

	Quarter Ended 9/30/11	Quarter Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
BHI Rotary Rig Count:
U.S. Land	1,911	1,601	1,805	1,459
U.S. Offshore	34	18	30	35

Total U.S.	1,945	1,619	1,835	1,494
Canada	441	360	401	327

Total North America	2,386	1,979	2,236	1,821

Source:	BHI (www.BakerHughes.com)

	Quarter Ended 9/30/11	Quarter Ended 9/30/10	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10
Cameron International Corporation/Guiberson/AESC Well Service Rig Count (Active Rigs):
United States	2,122	1,890	2,064	1,816
Canada	731	553	705	479

Total North America	2,853	2,443	2,769	2,295

Source:	Cameron International Corporation/Guiberson/AESC Well Service Rig Count for “Active Rigs.”

Outlook

Oilfield market conditions improved throughout 2010 and through the first nine months of 2011 due to higher oil prices, which are encouraging increased investments in oil plays and in gas fields that have meaningful natural gas liquids content. At current commodity prices, overall activity levels are anticipated to increase near-term. Oil and natural gas liquid focused activity is expected to continue increasing in the service intensive unconventional resource plays while dry natural gas directed activity is expected to remain subdued as a result of ample supplies.

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

Our long-term growth strategy has been to add like-kind equipment, expand our service offerings through internal capital investment and accelerate our growth by acquiring complementary businesses which expand our service offerings in a current operating area or extend our geographical footprint into targeted basins. Furthermore, we continue to evaluate our existing service and product offerings and seek to dispose of businesses which are deemed to be non-core services, when market conditions and the terms for such transactions are deemed favorable. For 2011, we expect to spend approximately $425 million for capital investment and we continue to seek strategic acquisitions.

On October 9, 2011, we became party to a merger agreement between Superior Energy Services, Inc. (“SPN”), a Delaware corporation, SPN Fairway Acquisition, Inc., a newly formed Delaware corporation which is an indirect wholly-owned subsidiary of SPN, and us. Pursuant to this agreement, each share of our common stock issued and outstanding immediately prior to the effective date of the merger will be converted automatically into the right to receive 0.945 shares of common stock, par value $0.001 per share, of SPN and $7.00 in cash. Pursuant to the agreement, we will merge with and into SPN Fairway Acquisition, Inc., which will be the surviving corporation and an indirect wholly-owned subsidiary of SPN. The completion of the merger is expected as early as December 2011, subject to approvals of SPN’s and our stockholders. On November 2, 2011, the Federal Trade Commission informed both us and SPN that the Hart-Scott Rodino Antitrust Act waiting period was terminated effective November 2, 2011. For terms of the agreement, including circumstances under which the merger agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the agreement and plan of merger filed as Exhibit 2.1 to our Current Report on Form 8-K with the Securities and Exchange Commission on October 11, 2011.

Acquisitions

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

On October 25, 2011, we purchased all the issued and outstanding equity interests of Rising Star Services, L.P., a company based in Odessa, Texas which provides hydraulic fracturing, cementing and acidizing services throughout the Permian Basin. Total consideration paid at closing was $77.8 million, net of cash acquired and subject to a final working capital adjustment. The agreement includes additional contingent consideration up to $6.5 million, which, if earned, would be payable within two years of the transaction date. We are currently evaluating the preliminary purchase price allocation associated with this transaction, but expect to record goodwill of approximately $37.5 million in October 2011, all of which would be allocated to our completion and production services business segment. We believe that this acquisition expands our geographic reach into the Permian Basin and enhances our pressure pumping service offerings.

On October 31, 2011, we acquired substantially all of the assets of two fluid handling businesses based in northern Wyoming, for a total of $16.5 million in cash. We are currently evaluating the preliminary purchase price allocation associated with this transaction, but expect to record goodwill of approximately $8.5 million in October 2011, all of which would be allocated to our completion and production services business segment. We believe that this acquisition expands our fluid handling position and supplements our trucking business in the northern Niobrara Basin.

Discontinued Operations

On July 6, 2011, we sold our Southeast Asian products business, through which we provided oilfield equipment sales, rentals and refurbishment services, to MTQ Corporation Limited (“MTQ”), a Singapore firm which provides engineering services to oilfield and industrial equipment users and manufacturers. Proceeds from the sale of this business totaled $21.9 million, of which $2.6 million represented cash on hand at July 6, 2011 which was transferred to us in October 2011 pursuant to the final settlement. We recorded a loss on the sale of this business of $0.1 million as of September 30, 2011.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2011.

As mentioned above, in July 2011, we sold our Southeast Asian products business and are accounting for this disposal group as discontinued operations. The remainder of the Product Sales business has been combined into our Drilling Services segment. A reconciliation of the original presentation of our reportable segments for the quarter and nine months ended September 30, 2010 to the current reportable segments is presented in Note 11, “Segment information,” in our notes to consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

	Quarter Ended 9/30/11	Quarter Ended 9/30/10	Change 2011/ 2010	Percent Change 2011/ 2010
	(unaudited, in thousands)
Revenue:
Completion and production services	$535,625	$361,457	$174,168	48%
Drilling services	54,664	48,813	5,851	12%

Total	$590,289	$410,270	$180,019	44%

Adjusted EBITDA:
Completion and production services	$154,249	$108,104	$46,145	43%
Drilling services	14,388	12,685	1,703	13%
Corporate	(11,370)	(9,743)	(1,627)	17%

Total	$157,267	$111,046	$46,221	42%

	Nine Months Ended 9/30/11	Nine Months Ended 9/30/10	Change 2011/ 2010	Percent Change 2011/ 2010
	(unaudited, in thousands)
Revenue:
Completion and production services	$1,464,593	$938,205	$526,388	56%
Drilling services	159,114	126,284	32,830	26%

Total	$1,623,707	$1,064,489	$559,218	53%

Adjusted EBITDA:
Completion and production services	$420,694	$250,609	$170,085	68%
Drilling services	40,561	26,622	13,939	52%
Corporate	(32,270)	(27,893)	(4,377)	16%

Total	$428,985	$249,338	$179,647	72%

“Corporate”	includes amounts related to corporate personnel costs, other general expenses and stock-based compensation charges.

“Adjusted EBITDA” consists of net income (loss) from continuing operations before net interest expense, taxes, depreciation and amortization, non-controlling interest and impairment loss. Adjusted EBITDA is a non-GAAP measure of performance. We use Adjusted EBITDA as the primary internal management measure for evaluating performance and allocating additional resources. The following table reconciles Adjusted EBITDA for the quarters and nine months ended September 30, 2011 and 2010 to the most comparable U.S. GAAP measure, operating income (loss). The calculation of Adjusted EBITDA is different from the calculation of “EBITDA,” as defined and used in our credit facilities. For a discussion of the calculation of “EBITDA” as defined under our existing credit facilities, see Note 7, “Long-term debt” included in the notes to consolidated financial statements included elsewhere in this Quarterly Report.

Reconciliation of Adjusted EBITDA to Most Comparable U.S. GAAP Measure—Operating Income (Loss)

	Completion and Production Services	Drilling Services	Corporate	Total
	(unaudited, in thousands)
Quarter Ended September 30, 2011
Adjusted EBITDA, as defined	$154,249	$14,388	$(11,370)	$157,267
Depreciation and amortization	$43,147	$4,972	$576	$48,695

Operating income (loss)	$111,102	$9,416	$(11,946)	$108,572

Quarter Ended September 30, 2010
Adjusted EBITDA, as defined	$108,104	$12,685	$(9,743)	$111,046
Depreciation and amortization	$39,078	$4,970	$515	$44,563

Operating income (loss)	$69,026	$7,715	$(10,258)	$66,483

Nine Months Ended September 30, 2011
Adjusted EBITDA, as defined	$420,694	$40,561	$(32,270)	$428,985
Depreciation and amortization	$129,988	$15,063	$1,781	$146,832

Operating income (loss)	$290,706	$25,498	$(34,051)	$282,153

Nine Months Ended September 30, 2010
Adjusted EBITDA, as defined	$250,609	$26,622	$(27,893)	$249,338
Depreciation and amortization	$118,641	$14,653	$1,504	$134,798

Operating income (loss)	$131,968	$11,969	$(29,397)	$114,540

We do not allocate net interest expense or tax expense to our operating segments. The following table reconciles operating income as reported above to net income from continuing operations for the quarters and nine months ended September 30, 2011 and 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating income	$108,572	$66,483	$282,153	$114,540
Interest expense	12,917	14,151	40,709	43,653
Interest income	(180)	(73)	(407)	(249)
Income taxes	36,513	20,814	91,420	28,609

Net income from continuing operations	$59,322	$31,591	$150,431	$42,527

Below is a discussion of our operating results by segment for these periods.

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010 (Unaudited)

Revenue

Revenue for the quarter ended September 30, 2011 increased by $180.0 million, or 44%, to $590.3 million from $410.3 million for the same period in 2010. The changes by segment were as follows:

•

Completion and Production Services. Segment revenue increased $174.2 million, or 48%, for the quarter primarily due to an increase in activity levels in the oil and gas industry. We experienced favorable year-over-year improvements for most of our business lines, especially our pressure pumping, coiled tubing and fluid handling businesses as higher demand for our services, resulted in better utilization and pricing of our existing equipment. We invested in additional operating equipment, including pressure pumping frac fleets, coiled tubing units and fluid handling assets, which we placed into service during the past twelve months. We completed several small acquisitions in 2010 and one acquisition in May 2011, which also contributed to the revenue growth for this segment.

•

Drilling Services. Segment revenue increased $5.9 million, or 12%, during the quarter primarily due to increased activity levels in the oil and gas industry and improved utilization and pricing for our rig relocation and contract drilling businesses.

Service Expenses

Service expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $121.4 million, or 47%, to $379.2 million for the quarter ended September 30, 2011 from $257.8 million for the quarter ended September 30, 2010. The following table summarizes service expenses as a percentage of revenues for the quarters ended September 30, 2011 and 2010:

Service Expenses as a Percentage of Revenue
	Quarter Ended
Segment:	9/30/11	9/30/10	Change
Completion and production services	64%	62%	2%
Drilling services	67%	69%	(2%)
Total	64%	63%	1%

Total service expenses as a percentage of overall revenue increased slightly when comparing the quarter ended September 30, 2011 to the same period in 2010, as improvements in asset utilization and pricing were offset by higher labor and fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other related expenses for our selling, administrative, finance, information technology and human resource functions. Selling, general and administrative expenses increased $12.4 million, or 30%, for the quarter ended September 30, 2011 to $53.8 million from $41.4 million during the quarter ended September 30, 2010. This increase was primarily related to higher payroll related costs resulting from increased headcount, higher incentive compensation costs based on favorable operating results and the reinstatement of matching contributions to our 401(k) and deferred compensation plans, as well as a foreign exchange loss due to the devaluation of the Mexican Peso against the U.S. dollar and higher outside service costs relating to the impending merger and other matters. The quarter ended September 30, 2010 also benefited from the recovery of bad debt. As a percentage of revenues, selling, general and administrative expense was 9% and 10% for the quarters ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million, or 9%, to $48.7 million for the quarter ended September 30, 2011 from $44.6 million for the quarter ended September 30, 2010. The increase in depreciation and amortization expense was primarily related to capital investment in equipment which was placed into service during the twelve-month period from October 2010 through September 2011 as well as additional depreciation and amortization expense associated with equipment and identifiable intangible assets associated with two acquisitions during the fourth quarter of 2010 and one in May 2011. As a percentage of revenue, depreciation and amortization expense decreased to 8% from 11% for the quarters ended September 30, 2011 and 2010, respectively.

Interest expense

Interest expense decreased 9%, or $1.3 million, to $12.9 million for the quarter ended September 2011 compared to $14.2 million for the quarter ended September 30, 2010. The overall decrease in interest expense was largely due to lower fees associated with an amendment to our revolving credit facilities in June 2011, as well as an increase in capitalized interest associated with construction in progress, which increased significantly in 2011 as we increased our investments in capital equipment.

Taxes

We recorded a provision of $36.5 million for the quarter ended September 30, 2011 at an effective rate of approximately 38% and a provision of $20.8 million for the quarter ended September 30, 2010 at an effective rate of approximately 40%. The lower tax rate for the nine months ended September 30, 2011 was due to a greater benefit from the domestic production activities deduction relative to 2010, as well as the mix of earnings amongst the various tax jurisdictions in which we operate.

Discontinued operations

We recorded a loss of $0.1 million during the quarter ended September 30, 2011 associated with the sale of our Southeast Asian products business in July 2011. Net income earned from this disposal group during the same period in 2010 was $1.4 million.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 (Unaudited)

Revenue

Revenue for the nine months ended September 30, 2011 increased by $559.2 million, or 53%, to $1,623.7 million from $1,064.5 million for the same period in 2010. The changes by segment were as follows:

•

Completion and Production Services. Segment revenue increased $526.4 million, or 56%, for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in activity levels in the oil and gas industry. We experienced favorable year-over-year improvements for most of our business lines, especially our pressure pumping, coiled tubing and fluid handling businesses as higher demand for our services resulted in better utilization and pricing of our existing equipment. We invested in equipment, including pressure pumping frac fleets, coiled tubing units and fluid handling assets, which we placed into service during the past twelve months. In addition, we acquired several small businesses during 2010 and one business in May 2011 which contributed to our revenue growth in this segment.

•

Drilling Services. Segment revenue increased $32.8 million, or 26%, for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to increased activity levels in the oil and gas industry and improved utilization and pricing in our rig logistics and contract drilling businesses.

Service Expenses

Service expenses include labor costs associated with the execution and support of our services, materials used in the performance of those services and other costs directly related to the support and maintenance of equipment. These expenses increased $352.3 million, or 51%, to $1,042.3 million for the nine months ended September 30, 2011 from $690.0 million for the same period in 2010. The following table summarizes service expenses as a percentage of revenues for the nine months ended September 30, 2011 and 2010:

Service Expenses as a Percentage of Revenue
	Nine Months Ended
Segment:	9/30/11	9/30/10	Change
Completion and production services	64%	64%	—
Drilling services	68%	71%	(3%)
Total	64%	65%	(1%)

Service expenses as a percentage of revenue decreased slightly for the nine months ended September 30, 2011 compared to the same period in 2010, as improvements in asset utilization and pricing were partially offset by higher labor and fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.4 million, or 22% to $152.5 million, for the nine months ended September 30, 2011 compared to $125.1 million for the same period in 2010. This increase was primarily related to higher payroll related costs resulting from increases in headcount, merit increases which were awarded during the second quarter of 2011, an increase in incentive compensation based on higher earnings and the reinstatement of matching contributions to our 401(k) and deferred compensation plans. We also experienced higher insurance costs in 2011, as well as increased outside service costs relating to the impending merger and other matters, an increase in bad debt expense and an increase in losses on the disposition of assets. As a percentage of revenues, selling, general and administrative expense was 9% and 12% for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $12.0 million, or 9%, to $146.8 million for the nine months ended September 30, 2011 from $134.8 million for the nine months ended September 30, 2010. The increase in depreciation and amortization expense was primarily related to capital investment in equipment which was placed into service during the twelve-month period from October 2010 through September 2011. In addition, we acquired several small businesses in 2010 which contributed a full nine months of depreciation and amortization expense for the nine months ended September 30, 2011 but had a less significant impact for the same period in 2010, and we acquired a small business in May 2011 which contributed depreciation expense as well as amortization expense associated with intangible assets. As a percentage of revenue, depreciation and amortization expense decreased to 9% from 13% for the nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense decreased 7%, or $3.0 million, to $40.7 million for the nine months ended September 2011 compared to $43.7 million for the same period in 2010. The overall decrease in interest expense was primarily due to lower fees associated with an amendment to our revolving credit facilities in June 2011, as well as an increase in capitalized interest associated with construction in progress, which increased significantly in 2011 compared to 2010 as we increased our investments in capital equipment.

Taxes

We recorded a tax provision of $91.4 million for the nine months ended September 30, 2011 at an effective rate of approximately 38% and a tax provision of $28.6 million for the nine months ended September 30, 2010 at an effective rate of approximately 40%. The lower effective rate for the nine months ended September 30, 2011 was due to a greater benefit received in 2011 from the domestic production activities deduction relative to 2010, as well as the mix of earnings amongst the various tax jurisdictions in which we operate.

Discontinued operations

On July 6, 2011, we sold our Southeast Asian products business. During the nine months ended September 30, 2011, we recorded net income of $2.2 million associated with this business, which included a loss on the disposal of $0.1 million. Net income earned from this disposal group during the same period in 2010 was $3.4 million.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital, net of cash, of $333.3 million and cash and cash equivalents of $208.3 million, compared to working capital, net of cash, of $284.4 million and cash and cash equivalents of $119.1 million at December 31, 2010, excluding cash associated with discontinued operations. Our working capital, net of cash, increased at September 30, 2011 compared to December 31, 2010 primarily due to an increase in trade receivables, partially offset by an increase in payables, reflecting an overall increase in oilfield activity levels.

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

The following table summarizes cash flows by type for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by (used in):
Operating activities	$326,703	$170,770
Investing activities	(249,699)	(106,751)
Financing activities	12,822	1,090

Net cash provided by operating activities increased $155.9 million for the nine months ended September 30, 2011, compared to the same period in 2010. This increase in operating cash flows in 2011 reflects an increase in cash receipts associated with increased sales as demand for our services and products increased during the period. In addition, we entered into several long-term contracts to provide pressure pumping services and deployed significant assets. We believe our long-term take-or-pay contracts will provide a relatively stable cash flow.

Net cash used in investing activities increased by $142.9 million for the nine months ended September 30, 2011 compared to the same period in 2010. This increase primarily resulted from a significant increase in investment in capital expenditures, including several frac fleets and coiled tubing units placed into service in 2011, and investment in drilling rigs, primarily during the third quarter of 2011. These expenditures were offset by the proceeds of $19.3 million from the sale of our Southeast Asian business in July 2011.

Net cash provided by financing activities increased $11.7 million for the nine months ended September 30, 2011, compared to the same period in 2010. The primary source of funds was proceeds from the issuance of common stock associated with the exercise of employee stock options, partially offset by the purchase of treasury shares in settlement of tax liabilities associated with stock-based compensation. We also paid financing fees of $2.5 million in 2011 in conjunction with the amendment of our credit facility. In addition, we paid $1.1 million to settle a note payable associated with the financing of insurance premiums during the nine months ended September 30, 2010.

We believe that our cash balance, operating cash flows and borrowing capacity will be sufficient to fund our operations for the next twelve months.

Dividends

We did not pay dividends on our $0.01 par value common stock during the nine months ended September 30, 2011 or during the years ended December 31, 2010, 2009 and 2008. We do not intend to pay dividends in the foreseeable future, but rather plan to build our cash balance near-term and reinvest such funds in our business. Our credit facility contains restrictive debt covenants which limit our ability to pay dividends on our common stock.

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

New Credit Agreement, effective June 13, 2011:

On June 13, 2011, we entered into a Third Amended and Restated Credit Agreement among us, a subsidiary of the Company that is designated as a borrower under the Canadian facility, if any (the “Canadian Borrower”), the lenders party thereto, Wells Fargo Bank, National Association, as the U.S. administrative agent, U.S. issuing lender and U.S. swingline lender, and the other persons from time to time party thereto (the “New Credit Agreement”), which amends and restates the Amended Credit Agreement. Defined terms not otherwise described herein shall have the meanings given to them in the New Credit Agreement.

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

Subject to certain limitations set forth in the New Credit Agreement, we have the option to determine how interest is computed by reference to either (i) the London Inter-bank Offered Rate, or LIBOR, plus an applicable margin between 2.25% and 3.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement), or (ii) the “Base Rate” (which means the higher of the Prime Rate, Federal Funds Rate plus 0.50%, or the daily one-month LIBOR plus 1.00%), plus an applicable margin between 1.25% and 2.00% based on the Total Debt Leverage Ratio (as defined in the New Credit Agreement). Advances under the Canadian revolving credit facility, if any, will bear interest as described in the New Credit Agreement. If an event of default exists or continues under the New Credit Agreement, advances may bear interest at the rates described above, plus 2.00%. Interest is payable in arrears on a quarterly basis.

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

We were in compliance with these debt covenant requirements as of September 30, 2011.

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

There were no borrowings outstanding under the New Credit Agreement as of September 30, 2011. There were letters of credit outstanding under the U.S. revolving portion of the facility totaling $22.3 million, which reduced the available borrowing capacity as of September 30, 2011. We incurred fees related to our letters of credit as of September 30, 2011 at 1.50% per annum. For the nine months ended September 30, 2011, fees related to our letters of credit were calculated using a 360-day provision, at 3.75% per annum prior to the amendment on June 13, 2011, and ranged from 1.50% to 1.66% per annum thereafter, resulting in a weighted average interest rate of 2.14% per annum for the nine-month period ended September 30, 2011. Our available borrowing capacity under the revolving credit facility at September 30, 2011 was $277.7 million.

We will incur unused commitment fees under the New Credit Agreement ranging from 0.375% to 0.50% based on the average daily balance of amounts outstanding. The unused commitment fees were calculated at 0.375% as of September 30, 2011. For the nine months ended September 30, 2011, the weighted average interest rate associated with unused commitments was 0.57% per annum.

We recorded deferred financing fees associated with the New Credit Agreement in the quarter ended September 2011 totaling $2.5 million. These fees will be amortized to expense, along with the remaining balance of deferred financing fees associated with the prior amendments to this facility, over the term of the facility which matures in June 2016.

Outstanding Debt and Commitments

Our contractual commitments at September 30, 2011 are substantially the same as those at December 31, 2010. However, we have entered into agreements to purchase certain equipment for use in our business during the remainder of 2011 which totaled in excess of $124.2 million at September 30, 2011, compared to $45.4 million at December 31, 2010. The manufacture of this equipment requires lead-time and we generally are committed to accept this equipment at the time of delivery, unless arrangements have been made to cancel delivery in accordance with the purchase agreement terms. We believe that our cash on hand, available borrowing capacity under our credit facilities and our operating cash flows should be sufficient to fund our firm purchase commitments.

We expect to continue to acquire complementary companies and evaluate potential acquisition targets. We may use cash from operations, proceeds from future debt or equity offerings and borrowings under our amended revolving credit facility for this purpose. However, our ability to acquire such businesses could be impacted by the impending merger with SPN.

Recent Accounting Pronouncements and Authoritative Guidance

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

In December 2010, the FASB issued additional guidance related to accounting for intangible assets and goodwill. The amendments in this update modify Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for public entities with fiscal years beginning after December 15, 2010 and interim periods within those years. We adopted this standard effective January 1, 2011. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test required under the existing standards. This guidance also clarifies the examples of events or circumstances that would be considered in a goodwill impairment evaluation. We have elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

For the nine months ended September 30, 2011, approximately 4% of our revenues and approximately 4% of our total assets were denominated in Canadian dollars, our functional currency in Canada. As a result, a material decrease in the value of the Canadian dollar relative to the U.S. dollar may negatively impact our revenues, cash flows and net income. Each one percentage point change in the value of the Canadian dollar would have impacted our revenues for the nine months ended September 30, 2011 by approximately $0.6 million. We do not currently use hedges or forward contracts to offset this risk.

Our Mexican operation uses the U.S. dollar as its functional currency, and as a result, all transactions and translation gains and losses are recorded currently in the statement of operations. The balance sheet amounts are translated into U.S. dollars at the exchange rate at the end of the month and the income statement amounts are translated at the average exchange rate for the month. We estimate that a hypothetical one percentage point change in the value of the Mexican peso relative to the U.S. dollar would have impacted our revenues for the nine months ended September 30, 2011 by approximately $0.6 million. Currently, we conduct a portion of our business in Mexico in the local currency, the Mexican peso.

Item 4.	Controls and Procedures.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

In 2010, our management approved a plan to implement new accounting software which replaced our existing accounting systems at several of our operating divisions in a phased approach. Two divisions converted during the fourth quarter of 2010 and two other divisions converted in 2011. In addition, we implemented a new chart of accounts which was adopted as these divisions converted to the new software. Although we believe the new software will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during and after this period of system change, we continuously monitor controls through and around the system to provide reasonable assurance that our controls are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 14, 2011 and October 26, 2011, putative class action complaints captioned Hetherington v. Winkler, et al., C.A. No. 6935-VCP (“Hetherington Complaint”), and Walsh v. Winkler, et al., C.A. No. 6984-VCP (“Walsh Complaint”), respectively, were filed in the Court of Chancery of the State of Delaware on behalf of an alleged class of Complete stockholders. On November 1, 2011, a putative class action complaint captioned City of Monroe Employees’ Retirement System v. Complete Production Services, Inc. et al., 2011-66385 (“City of Monroe Complaint”) was filed in the District Court of Harris County, Texas, on behalf of an alleged class of Complete Stockholders. The complaints name as defendants all members of our board of directors, our company, Superior Energy Services, Inc. (“SPN”) and SPN Fairway Acquisition, Inc. The plaintiffs allege that the defendants breached their fiduciary duties to our stockholders in connection with the proposed merger, or aided and abetted the other defendants’ breaches of their fiduciary duties. The complaints allege that the proposed merger between us and SPN involves an unfair price, an inadequate sales process and unreasonable deal protection devices. The Hetherington Complaint claims that defendants agreed to the transaction to benefit SPN and that neither our company, nor our board of directors, have adequately explained the reason for the proposed merger. The Walsh Complaint claims that defendants acted for their personal interests rather than the interests of our stockholders. The City of Monroe complaint claims that defendants engaged in self-dealing and failed to seek maximum value for stockholders. All three complaints seek injunctive relief including to enjoin the merger, rescissory damages in the event the merger is completed, and an award of attorneys’ and other fees and costs, in addition to other relief. We and our board of directors believe that the plaintiffs’ allegations lack merit and intend to contest them vigorously.

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

Although we cannot know or predict with certainty the outcome of any claim or proceeding or the effect such outcomes may have on us, we believe that any liability resulting from the resolution of any of these matters, individually, or in the aggregate, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial position, results of operations or liquidity.

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

Our pending merger with SPN may not be completed and may result in significant disruptions to our business.

On October 9, 2011, we entered into a definitive agreement with SPN under which we will merge with a wholly-owned subsidiary of SPN and our outstanding common shares will be cancelled in exchange for 0.945 shares of Superior common stock and $7.00 in cash. The transaction is subject to approval of our and SPN’s stockholders and clearance by the relevant antitrust authorities, as well as other conditions described in the merger agreement. These conditions might not be satisfied and the proposed merger might not be completed. In the event that the proposed merger is not completed:

•	Our relationships with our employees, customers and business partners may be adversely affected or disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be required to pay a termination fee of up to $70 million to SPN in specific circumstances if the merger agreement is terminated;

•	We will still be required to pay significant transaction costs related to the proposed merger, such as legal, financial advisor, accounting, and other fees; and

•	The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

        In response to the announcement of the merger, customers may delay or defer purchasing decisions. Any delay or deferral of purchasing decisions by customers could negatively affect our business and results of operations. Similarly, regardless of whether the merger is completed or not, our current and prospective employees may experience uncertainty about their future role with SPN until SPN’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management and employees. During the pendency of the merger, our management’s attention from our day-to-day business may be diverted as they focus on completing the merger.

Any of these events could adversely affect our business, cash flows, and operating results.

We may be subject to future changes in the law regarding the regulation of hydraulic fracturing. Any changes in laws or government regulations could increase our costs of doing business.

Our hydraulic fracturing and fluid handling operations are subject to a range of applicable federal, state and local laws, including those discussed under the heading “Environmental Matters” in Item 1 of our Annual Report on Form 10-K as of December 31, 2010. Our hydraulic fracturing and fluid handling operations are designed and operated to minimize the risk, if any, of subsurface migration of hydraulic fracturing fluids and spillage or mishandling of hydraulic fracturing fluids, however, a proven case of subsurface migration of hydraulic fracturing fluids or a case of spillage or mishandling of hydraulic fracturing fluids during these activities could potentially subject us to civil and/or criminal liability and the possibility of substantial costs, including environmental remediation, depending on the circumstances of the underground migration, spillage, or mishandling, the nature and scope of the underground migration, spillage, or mishandling, and the applicable laws and regulations.

The practice of hydraulically fracturing formations to stimulate the production of natural gas and oil has come under increased scrutiny, and this increased scrutiny has included allegations of subsurface migration of fracturing fluids and the spillage of fracturing fluids. Importantly, however, the vast majority of those cases have been unsubstantiated, and to our knowledge, few, if any, documented cases of contamination exist. If proven to have happened, however, an incident of contamination could lead to civil/criminal liability and the possibility of substantial costs, including environmental remediation, depending on the nature of any proven damages and the applicable laws and regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the provisions of the 2008 Incentive Award Plan, as amended, holders of unvested restricted stock were given the option to either remit to us the required withholding taxes associated with the vesting of restricted stock, or to authorize us to purchase shares equivalent to the cost of the withholding tax and to remit the withholding taxes on behalf of the holder. Such purchases for the quarter ended September 30, 2011 are summarized in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	1,326	$37.11	*	*
August 1 – 31, 2011	353	$37.33	*	*
September 1 – 30, 2011	—	—	*	*

*We do not have a publicly announced stock repurchase program. We had 1,207,721 shares of non-vested restricted stock outstanding at September 30, 2011. The holders of these shares have the option to either remit taxes due related to the vesting of these shares or to authorize us to purchase the shares at the current market value in a sufficient amount to settle the related tax withholding. The amount purchased will depend on the market value at the time and whether or not the holders choose to surrender shares in settlement of the related tax withholding.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE PRODUCTION SERVICES, INC.

November 4, 2011	By:	/s/ Jose A. Bayardo
Date		Jose A. Bayardo
Sr. Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Title
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities and Exchange Act of 1934, as Amended

32.1**	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Complete Production Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010, (iii) the Consolidated Stockholders’ Equity for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith.
**	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.